Form 10-Q
period 2008-09-30
iGenii, Inc.
filed 2008-11-12
CIK 1441573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-152775

iGENII, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	26-2046163

(State of incorporation)	(IRS Employer ID Number)

11 Sunrise Plaza
Suite 304
Valley Stream, New York 11580
(Address of principal executive offices)

(516) 599- 0064

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of November 10, 2008, 9,076,160 shares of common stock, par value $0.0001 per share, were outstanding.

2

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

iGENII, INC.
FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2008

MORGENSTERN, SVOBODA & BAER, CPA’s, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: msbcpas@gmail.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
iGENII Inc.

We have reviewed the accompanying balance sheet of iGENII, Inc. (“the Company”) as of September 30, 2008 and the related statement of operations, statement of stockholders’ deficit, and cash flows for the six months ended September 30, 2008. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of iGENII, Inc. at March 31, 2008, and the related statements of operations, retained deficit, and statements of cash flows for the period from inception, February 22, 2008, to the period then ended; and in our report dated July 1, 2008, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2008 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2 to the financial statements, the company has no established source of revenue and no operations. This raises substantial doubt about the company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Morgenstern, Svoboda & Baer, CPAs, PC
Certified Public Accountants

New York, NY
November 4, 2008

iGENII, INC.
BALANCE SHEETS

	9/30/2008 (Unaudited)	3/31/2008 (Audited)
ASSETS
Current Assets

Cash and cash equivalents	$9,570	$13,219

Total Current Assets	9,570	13,219

Equipment, net	17,816	6,687
Intangibles, net	20,510
Security deposit	2,200
Subscription receivables		49,400

Total Assets	$50,096	$69,306

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$5,429	$2,000

Total Current Liabilities	5,429	2,000

Stockholders’ Equity

Common stock, $.001 par value, 95,000,000 shares authorized, 9,056,160 & 8,957,700 issued and outstanding, respectively	9,056	8,958
Preferred stock, 5,000,000 shares authorized	—	—
Additional paid in capital	116,225	67.092
Retained deficit	(80,614)	(8,744)

Total Stockholders’ Equity	44,667	67,306

Total Liabilities and Stockholders’ Equity	$50,096	$69,306

The accompanying notes are an integral part of these consolidated financial statements.

iGENII, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDING SEPTEMBER 30, 2008

	Six Months	Three Months

Sales, net	$79,343	$51,320

Selling, General and administrative expenses	151,213	100,219

Income (loss) from operations	(71,870)	(48,899)

Income (loss) before income taxes	(71,870)	(48,899)

Provision for income taxes	—	—

Net income (loss)	$(71,870)	$(48,899)

The accompanying notes are an integral part of these consolidated financial statements.

iGENII, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDING SEPTEMBER 30, 2008

CASH FLOWS USED OPERATING ACTIVITIES
Net income (loss)	$(71,870)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,961
(Increase) / decrease in assets:
Security deposit	(2,200)
Increase/(decrease) in current liabilities:
Accounts payable	3,429

Net cash used by operating activities	(68,680)

CASH FLOWS USED INVESTING ACTIVITIES

Purchase of computer equipment	(12,650)
Purchase of intangibles	(20,950)

Net cash used by investing activities	(33,600)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock	49,231
Collection of Subscription receivable	49,400

Net cash provided by financing activities	98,631

Net change in cash and cash equivalents	(3,649)

Cash and cash equivalents, beginning balance	13,219

Cash and cash equivalents, ending balance	$9,570

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:

Taxes	—

Interest payments	—

The accompanying notes are an integral part of these consolidated financial statements.

iGENII, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDING SEPTEMBER 30, 2008

			Additional Retained Earnings		Total Stockholders’ Equity/Deficit
	Common Stock		Paid-In Capital	(Accumulated Deficit)
	Shares	Amount

Balance February 22, 2008 (inception)	—	—	—		—

Sale of common stock	8,957,700	$8,958	$67,092		$76,050

Income for the period ended March 31, 2008				(8,744)	(8,744)

Balance March 31, 2008	8,957,700	$8,958	67,092	(8,744)	67,306

Sale of common stock	98,460	$98	49,133		49,231

Income for six months ended September 30, 2008				(71,870)	(71,870)

Balance September 30, 2008	9,056,160	$9,056	$116,225	$(80,614)	$44,667

The accompanying notes are an integral part of these consolidated financial statements.

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMEBR 30, 2008

Note 1 - ORGANIZATION

IGenii, Inc. was incorporated on February 22, 2008 under the laws of the State of Delaware. The Company is now engaged in Internet consulting business. The Company exists to provide fast, reliable technical assistance to any business entity in order to achieve meaningful internet presence.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principle generally accepted in the United States of America.

Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2008, the company has not recognized significant revenue to date and has accumulated operating losses of $80,174. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history and the volatility of public markets.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMEBR 30, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Contingencies-continued

that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Long-Lived Assets

Since inception, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2008 there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue is recognized at the date the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMEBR 30, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. There were no costs incurred for this period.

Income Taxes

The Company utilizes SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Intangibles

Intangible assets are amortized using the straight-line method over their estimated period of benefit. Evaluation of the recoverability of intangible assets is made annually to take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. Not all of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented. On July 1, 2008 Company signed agreement to purchase a website and telephone number for $20,000. Five thousand dollars of the purchase price was allocated to the website and this finite life intangible is being amortized over 36 months using the straight line method. In addition Company paid $950 dollars for registering iGENII’s Trademark, this intangible assets’ finite life is being amortized over 120 months under the straight line method. The fifteen thousand dollars paid for the telephone number is deemed an intangible asset with an infinite life and is not being amortized.

	9/30/2008	3/31/2008

Website and Trademarks	5,950	—

Accumulated amortization	(440)	—

Totals	5,510	—

Amortization expenses were $417 for the website and $24 for the trademark for the period ended September 31, 2008.

Future amortization expense for the company’s finite life intangible assets is estimated to be:

12/31/2008	$440
12/31/2009	$1762
12/31/2010	$1762
12/31/2011	$929
Thereafter	$617

$5510

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMEBR 30, 2008

Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Recent accounting pronouncements

In July, 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes”. FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of these standards had no impact on the Company’s financial statements.

In September, 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statements applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of these standards had no impact on the Company’s financial statements.

In December, 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP 00-19-2”) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.

For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The adoption of these standards had no impact on the Company’s financial statements.

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMEBR 30, 2008

Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Asset and Financial Liabilities.’ SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair market value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of these standards had no impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on financial statements.

On May 8, 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. The Company is currently assessing the impact of SFAS No. 162 on its financial position and results of operations. Management is currently evaluating the effect of this pronouncement on financial statements.

The FASB has issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts. “ SFAS No. 163 clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise’s surveillance or watch list. The Company is currently evaluating the impact of SFAS No. 163.

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMEBR 30, 2008

Note 3 – INCOME TAXES

The Company, through its operations in the United States had incurred net accumulated operating losses of $80,174 as of June 30, 2008 for income tax purposes. However a 100 percent allowance has been created on the deferred tax asset of approximately $32,070 due to uncertainty of its realization.

Note 4 – COMMITMENTS

The Company leases office space for 1,100 dollars per month. Company signed 6 months lease agreement from May 1, 2008 to November 30, 2008, with option to extended lease till April 30, 2011. The future minimum payment till November 30, 2008 is 4,400 dollars.

Note 5 – PROPERTY, PLANT & EQUIPMENT

Computer equipment depreciated over 5 years using straight line method.

	9/30/2008	3/31/2008

Computer Equipment	$19,450	$6,800

Accumulated Depreciation	(1,634)	(113)

Total	$17,816	$6,687

Note 6– COMMON STOCK

On September 16, 2008 the company sold an additional 20,000 shares of common stock for $10,000.

Note 6– SUBSEQUENT EVENTS

On October 11, 2008 the company sold an additional 20,000 shares of common stock for $10,000.

Item 2.	Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to the “iGenii,” Company,” “we,” “our” or “us” refer to iGenii, Inc. Unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties refer to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on August 5, 2008 and declared effective on August 28, 2008. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Business Overview

We are an early stage company that is focused on becoming an interactive-services and media company. Our primary activities involve designing, creating and marketing the following core services: interactive web site planning, design and development, as well as Internet marketing and advertising consulting services.

Our marketing services are also expected to include, without limitation, search engine marketing, banner advertising, news group postings, statistical counters, web site tracking logs, as well as traditional marketing methods. At this stage of our development, all services will be provided by our officers and directors and the persons employed in our sales department.

Plan of Operation

Our management believes that establishing our brand name is imperative to our ability to continue as a going concern. Establishing our presence on the Internet is critical to reaching potential customers. We have developed our website which is located at “www.igenii.com”

where we have established our web presence and offer information about our company. Our website is expected to serve as our primary method of generating sales. Our officers and directors design our site at no charge to us and we anticipate that it will cost the Company approximately $1,000 over the next 12 month for the maintenance of our website. We expect to continuously upgrade and refine the site as we deem necessary and as our funds permit.

Since we have already established our presence on the Internet, over the next twelve months we expect to develop and implement a marketing and advertising plan. We anticipate that it will cost the Company approximately $30,000 to finance its marketing activities over the next twelve month. We currently have no marketing or sales initiatives or arrangements in development or effect. Any potential marketing strategy will revolve significantly around our website. We plan to use the Internet for marketing and sales by advertising our website, and resultantly our services, through the following two methods:

1.

Banner Advertisements: We expect to place banner advertisements and/or links to our web site on the sites of others. Some web sites may charge us a fee to place our advertisements in highly visible areas. Other sites may agree to an affiliate relationship, where we would be allowed to place an ad on their site in exchange for placement of their advertisement on our site. We do not plan to enter into any affiliate relationships that would require us to pay a fee in addition to exchanging advertisements or links.

2.

Search Engine Placement: In addition to banners and links, we expect to pursue search engine placement. For a fee, we will be able to submit our web site and various terms to describe our site with web portals such as Yahoo! or Google.

Although a significant majority of our marketing and advertising efforts will be Internet-based, we believe we must promote our company on a more personal level. Our officers and directors believe that personal relationships are a cost-effective way to generate awareness of our company and the services we provide. The initial focus will be on building associations with small business owners. We have initiated a few personal contacts which have generated one hundred twenty six (126) clients to date. We expect to enhance our “grass-roots” efforts over the next twelve months.

Our management believes that our cash on hand as of September 30, 2008 in the amount of $9,570 will not be sufficient to maintain our current level of operations for the next approximately 12 months. For the six month ended September 30, 2008, the Company generated approximately $79,343 in revenues and incurred a net loss of $71,870 and a net loss of $80,614 for the period February 22, 2008 (inception) to September 30, 2008. If continue to realize gross margins as reflected in our financial statements accompanying this report, we may need to raise additional capital by issuing equity or debt securities in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Results of Operations

During the fiscal quarter ended September 30, 2008, the Company’s net sales was $51,320, and the cost of sales, was $100,219. The Company had an accumulated loss from operation of $48,899, a significant portion of which is attributed to sales and development expenses, as well as, the result of professional services in connection with the filing of our Registration Statement, which was filed with the Securities and Exchange Commission on July 18, 2008. The Company does not have a comparative period for the fiscal quarter ended September 30, 2007.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2008, reflects cash of $9,570. Cash from inception to date has been sufficient to provide the capital necessary to operate.

Notwithstanding, we anticipate generating losses and therefore we may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

iGenii is a early stage company. For the six month ended September 30, 2008, the Company generated approximately $79,343 in revenues and incurred a net loss of $71,870 and a net loss of $80,614 for the period February 22, 2008 (inception) to September 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) during the period covered by this report and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to us is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

Internal Controls Over Financial Reporting

During the quarter ended September 30, 2008, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1A.	Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On September 16, 2008, the Company sold 20,000 shares of common stock, par value $.0001 for the aggregate purchase price of $10,000.

On October 11, 2008, the Company sold 20,000 shares of common stock, par value $.0001 for the aggregate purchase price of $10,000.

These transactions were conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2008.

Item 5.	Other Information.

None

Item 6.	Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Ross Lavnikevich, the President, Chief Executive Officer and Director (attached hereto)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Rafael Abdurachmanov, the Chief Financial Officer and Director (attached hereto)

32.1	Section 1350 Certifications of Ross Lavnikevich, the President, Chief Executive Officer, and Director(attached hereto)

32.1	Section 1350 Certifications of Rafael Abdurachmanov, the Chief Financial Officer and Director(attached hereto)

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iGENII, INC.

Dated: November 10, 2008

	By:	/s/ Ross Lavnikevich

	Name:	Ross Lavnikevich
	Title:	President, Chief Executive Officer, and Director (Principal Executive Officer)

	By:	/s/ Rafael Abdurachmanov

	Name:	Rafael Abdurachmanov
	Title:	Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

