Form 10-K
period 2008-12-31
iGenii, Inc.
filed 2009-03-31
CIK 1441573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission file number: 333-152775
iGenii, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-2046163
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

11 Sunrise Plaza, Valley Stream, NY	11580
(Address of Principal Executive Offices)	(Zip Code)
(516) 599-0064
(Registrant’s Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒      No ☐

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☒

          The issuer’s revenues for its most recent fiscal year were $132,679.

          There is no market value of the voting and non-voting common equity held by non-affiliates of the registrant.

          As of March 29, 2009, 9,126,160 shares of common stock, par value $0.001 per share, were outstanding.

Forward-Looking Statements

From time to time, we may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K, which are deemed to be “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”). These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

The words “believe,” “plan,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “should” and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended or using other similar expressions. We do not intend to update these forward-looking statements, except as required by law. In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this Form 10-K and other public statements we make. Such factors are discussed in the “Risk Factors” section of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

We were incorporated under the laws of the State of Delaware on February 22, 2008. We are an early stage company that is focused on becoming an interactive-services and media company. Our primary activities involve designing, creating and marketing the following core services: interactive web site planning, design and development, as well as Internet marketing and advertising consulting services.

Our marketing services are also expected to include, without limitation, search engine marketing, banner advertising, news group postings, statistical counters, web site tracking logs, as well as traditional marketing methods. At this stage of our development, all services will be provided by our officers and directors and the persons employed in our sales department.

Target Markets and Marketing Strategy

Our operational activities since our incorporation on February 22, 2008 consist primarily of direct telephone sales of our products mainly to small businesses and individuals. We mainly sell inexpensive web sites, hosting and search engine optimization. During the next 12 months, we will continue our marketing efforts toward executing our strategy in low end internet market. We also hope to target larger private and government end-users, via RFP’s

Our other marketing initiatives will include the following: placement of print advertisements in small business, entrepreneurial, and special interest magazines; placement of advertisements and links to our website in industry focused websites; promoting our products at industry tradeshows and cable TV advertisements. We believe that these marketing initiatives will optimize our access. We hope to execute our marketing strategy with the assistance of sales representatives we intend to hire or by engaging an outside marketing firm. In addition, with our website now operational we intend to execute an internet specific marketing campaign. Such marketing would include “pay-per-click” keyword campaigns on major search engines such as Google and Yahoo and Search Engine Optimization (“SEO”). SEO is the process of improving the volume and quality of traffic to a web site from search engines via “natural” (“organic” or “algorithmic”) search results for targeted keywords. Usually, the higher a site “ranks”, the more searchers will visit that site. SEO means ensuring that web sites are accessible to search engines and are focused in ways that help improve the chances they will be found. An organic search is a process by which internet users find web sites having unpaid search engine listings, as opposed to using the pay per click (PPC) advertisement listings displayed among the search results. Our marketing initiatives will create brand awareness and should help drive traffic to our website. We estimate that the marketing expenses for the next 12 months will be approximately $12,000.

Growth Strategy

Our objective is to become a leading provider of web development and search engine optimization products. We believe there are significant opportunities to increase our revenues through the further implementation of our operating strategy and by growing our customer base, both organically and through strategic acquisitions. Key elements of our growth strategy for the next 12 months will focus on the most efficient methods to acquire new customers and increase sales with existing customers. We intend to implement our growth strategy through the following methods:

o	selectively expand our web development and SEO product lines;
o	target new categories of customers such as large private firms, not-for-profits and governmental entities;
o	tailor our marketing, advertising and promotions to attract new customers and increase sales with existing customers;
o	actively seek to evaluate opportunities to develop or acquire businesses within web development and SEO categories or with a similar customer base;
o	attend tradeshows in order to create awareness of our company and products;
o	hire an independent sales reps; and
o
enhance relationships with clients by providing high quality customer service which will include low prices, efficient and timely product fulfillment, and providing excellent communication channels between our company and our customers.

Competition

The web development and SEO market is highly fragmented and competitive. We compete directly or indirectly with the following categories of companies: web.com and verizone.net. Many of our competitors have a substantially greater market presence, name recognition and financial, distribution, marketing and other resources than we have. In addition, if our competitors reduce their prices, we may have to reduce our prices in order to compete. As a result of this competition, we may need to spend significant sums on advertising and promotion. If these competitors were to begin offering a broader array of competing products, or if any of the other factors listed above occurred, our revenues could be reduced or our costs could be increased, resulting in reduced profitability.

Significant Customers

Company has no major customers that represent any substantial percentage of sales.

Employees

We have 3 employees.

ITEM 1A. RISK FACTORS

The Company’s business is subject to numerous risk factors, including the following.

1.        Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

We were incorporated on February 22, 2008. Since our inception, we have not entered into any contracts or significant relationship. Our limited operating history, based upon limited revenues and a lack of profitability makes it difficult to evaluate our business on the basis of historical operations. As a consequence, our past results may not be indicative of future results. Although this is true for any business, it is particularly true for us because of our limited operating history. Reliance on historical results may hinder our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses. For example, if we overestimate our future sales for a particular period or periods based on our historical growth rate, we may increase our overhead and other operating expenses to a greater degree than we would have if we correctly anticipated the lower sales level for that period and reduced our controllable expenses accordingly. If we make poor budgetary decisions as a result of unreliable historical data, we could continue to incur losses.

2.        The revenue of our business model is unproven and our success is dependent on our ability to develop and then expand our customer base.

Our business model is to generate revenues from the sale of web development and SEO to small and medium size private businesses. Our business model is new, and our ability to generate revenue is unproven. During the fiscal year ended December 31, 2008, a significant portion of our revenues was generated from sales under $100. It is not possible for us to predict the future level of demand for our products that will be generated by these customers or the future demand for the products in the end-user marketplace. Our success is dependent on our ability to develop and then expand our customer base. We cannot guarantee that we will ever be successful in doing this in order to generate revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

3.        We may require additional funding in the future and our operations could be curtailed if we are unable to obtain required additional funding when needed.

For the year ended December 31, 2008, we had gross revenues of $132,679 cost of sales of $250,189 and net loss of $115,510. If we continue to realize similar gross margins, we will continue to have cash flow problems and will not be able to fund our operating expenses over the next twelve months. We anticipate that we will require a minimum of $250,000 to fund our activities for the next twelve months. We hope that we may be able to increase sales and thereby increase our cash position. However, there is no assurance that we will be successful in this regard or that the increase in sales will raise cash positions to sufficient levels. We may therefore require additional funding to sustain operations through the next twelve months. The inability to raise the required capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause the Company to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.

4.        We may be unable to anticipate changes in consumer preferences for web development and SEO, which may result in decreased demand for our products and may negatively affect our revenues and our operating results.

Our continued operation in the sales of web development and SEO products is in large part dependent on our ability to anticipate selling products that appeal to the changing tastes, spending habits and preferences of customers. If we are not able to anticipate and identify new consumer trends and sell new products accordingly, demand for our products may decline and our operating results may be adversely affected. In addition, we may incur significant costs relating to identifying new consumer trends and marketing new products or expanding our existing product lines in reaction to what we perceive to be a consumer preference or demand. Such development or marketing may not result in the level of market acceptance, volume of sales or profitability anticipated.

5.        The loss of our Chief Executive Officer or our inability to recruit a suitable replacement may harm our business.

We are highly dependent on the Chief Executive Officer, Mr. Ross Lavnikevich, to manage our overall operations and identify new products to expand our sales and enhance our existing product line. We do not maintain key man life insurance on any of our officers and directors. The loss of Mr. Lavnikevich would have a material adverse effect on our business and operations. If we were to lose his services, or if he is not available to us when we need him, our ability to continue our business model would suffer and we may be forced to cease operations until such time as we could hire a suitable replacement.

6.        We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Certificate of Incorporation authorizes the issuance of 95,000,000 shares of common stock, par value $0.001 per share, of which 9,126,160 shares are issued and outstanding. The future issuance of shares of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

7.        Our common shares are subject to the “Penny Stock” Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.
In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

     The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.
Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

8.        Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless the value of such shares appreciates and they sell them. There is no assurance that stockholders will be able to sell shares when desired.

9.           We may issue shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

Our Certificate of Incorporation authorizes us to issue up to 5,000,000 shares of “blank check” preferred stock. Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company has no properties and at this time has no agreements to acquire any properties. The Company’s office is located at 11 Sunrise Plaza, Valley Stream, NY 11580. Company pays $1,100 rent on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the fiscal year ended December 31, 2008.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our Registration Statement, as filed with the SEC on Form S-1 on August 21, 2008, was declared effective by the SEC on August 28, 2008. Due to the market condition company did not initiated registration with FINRA as of December 31, 2008

Holders

On March 30, 2009, there were approximately 49 holders of record of the Company’s common stock.

DIVIDEND POLICY

The Company has never paid cash dividends on any of its securities. The Company currently intends to retain any earnings for use in its operations and does not anticipate paying cash dividends in the foreseeable future. Future dividend policy will be determined by the Company’s Board of Directors based upon the Company’s earnings, if any, its capital needs and other relevant factors.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans.

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

The Company is not subject to this requirement since it is a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the Securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. We are an early stage company engaged in the direct sales of outdoor camping and survival products mainly to commercial resellers and governmental agencies involved in emergency management and public safety.

Results of Operation

For the year ended December 31, 2008, we had gross revenues of $132,679from sales of web sites and SEO, cost of sales was $250,189 and net loss was $117,510.

Liquidity and Capital Resources

As of December 31, 2008, we had a cash balance of $10,971.

In a private placement completed in May 2008, we raised $115,281 from the 49 selling security holders. The proceeds from the sale of the shares were used to fund our operating expenses which include among others, professional fees, insurance, payroll and office expenses. We do not believe that such funds will be sufficient to fund our operating expenses over the next twelve months. If our operating revenues during the next twelve months are similar to those of the previous twelve months, we will not be able to finance our continued operations from our operating revenues and will have to raise the funds to pay for these expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for a marketing program will have a severe negative impact on our ability to remain a viable company.

Going Concern

The Company has incurred significant losses and had negative cash flow from operations since inception The Company’s continued existence is dependent upon management’s ability to develop profitable operation and resolve its liquidity problems. There can be no assurance that sufficient funds will be generated during the next twelve months or thereafter from the Company’s current operations, or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

Company tries to increase its sale force in order to generate more sales. There can be no assurance that the Company can successfully accomplish these steps and or business plans, and it is uncertain that the Company will achieve a profitable level of operations and be able to obtain additional financing.

There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not subject to this requirement since it is a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Company called for by this item are contained in a separate section of this report. See “Index to Consolidated Financial Statements” on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Morgenstern, Svoboda & Baer, CPA’s, P.C. is our auditors. There have not been any changes in or disagreements with accountants on accounting and financial disclosure or any other matter.

ITEM 9A(T). CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer (acting also as the principal financial officer) has conducted an evaluation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of December 31st, 2008. Based on his evaluation, the Company’s Chief Executive Officer has concluded that the Company’s disclosure controls and procedures were effective as of the end of such period.

(b) Changes in internal controls

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken. This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers

Set forth below is certain information relating to our current sole director and executive officer, including his name, age, and business experience.

Name and Business Address	Age	Position

Ross Lavnikevich	41	President, Chief Executive Officer and Director

Rafeal Abdurachmanov	44	Chief Financial Officer and Director

Rafeal Mordukhaev	44	Treasurer, Secretary and Director
Ross Lavnikevich has been our President, Chief Executive Officer and a Director since our inception on February 22, 2008. Since 1992, Mr. Lavnikevich has worked at a Computer Scientist for Citibank, Merrill Lynch, NYSE and Solomon Brothers. Mr. Lavnikevich obtained a B.S. in Electronic Engineering from New York Polytechnic University in 1992.

Rafael Abdurachmanov has been our Chief Financial Officer and a Director since our inception on February 22, 2008. Mr. Abdurachmanov has over 20 years of diversified Public and Private Accounting experience. From 2003 to 2006, Mr. Abdurachmanov worked with the accounting firm of Morgenstern Svoboda & Baer, CPAs, P.C. and From 2001 to 2003 he worked as a certified public accountant with BuyFuton.com. From 1998 to 2001, Mr. Abdurachmanov worked with the accounting firm of Deloitte & Touche, LLC. as a certified public accountant. Mr. Abdurachmanov obtained a B.A. in Economics, Accounting and Informational Systems from the City University of New York, Queens College.

Rafael Mordukhaev has been our Treasurer, Secretary and Director since our inception on February 22, 2008. Since 2003 Mr. Mordukhaev has been a real estate developer and is currently the owner and manager of Cross Town Realty LLC. In 1992, Mr. Mordukhaev founded CityRide Transportation, a limousine company. Mr. Mordukhaev graduated from Tashkent Radio and Television Broadcasting Institute in 1988.

There are no familial relationships among any of our directors or officers. None of our directors or officers is a director in any other U.S. reporting companies. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Each director of the Company serves for a term of one year or until the successor is elected at the Company’s annual shareholders’ meeting and is qualified, subject to removal by the Company’s shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

The Board of Directors has not established an audit committee and does not have an audit committee financial expert. The Board is of the opinion that an audit committee is not necessary since the Company has only three directors, and to date such directors have been performing the functions of an audit committee.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer.

Item 11. Executive Compensation

Summary Compensation

Since our incorporation on February 22, 2008 we have not paid any compensation to our directors or officers in consideration for their services rendered to our Company in their capacity as such. We have no employment agreements with any of our directors or executive officers. We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

Outstanding Equity Awards

We have no pension, health, annuity, bonus, insurance, equity incentive, non-equity incentive, stock options, profit sharing or similar benefit plans. No stock options or stock appreciation rights were granted to any of our directors or executive officers during the period from the date of our incorporation through December 31, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of March 30, 2009, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 9,126,160 shares of our common stock issued and outstanding as of March 30, 2009. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o iGenii Inc., 11 Sunrise Plaza, Suite 304, Valley Stream, New York, 11580.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Ross Lavnikevich	Common Stock	3,000,000	32.87%

Rafael Abdurachmanov	Common Stock	2,500,000	27.39%

Rafael Mordukhaev	Common Stock	3,090,000(1)	33.86%

Directors and Officers as a Group (3 person)	Common Stock	8,590,000	94.13%

(1)	Includes 64,000 shares of common stock owned by Elena Mordukhaev, the wife of Rafael Mordukhaev.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On February 22, 2008 by action taken by our board of directors, we issued 3,000,000 shares of our common stock to Ross Lavnikevich, our President, Chief Executive Officer and a director, at the purchase price of $0.0073 per share for the aggregate consideration of $21,900. This transaction was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended. Mr. Lavnikevich was our officer and director and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

On February 22, 2008 by action taken by our board of directors, we issued 2,936,000 shares of our common stock to Rafeal Mordukhaev, our Secretary, Treasurer and a director at the purchase price of $0.0073 per share for the aggregate consideration of $21,433. This transaction was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended. Mr. Mordukhaev was our officer and director and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering. In addition company sold to Rafael Mordukhaev following shares: On September 16, 2008 20,000 of common stock for $10,000. On October 11, 2008 20,000 of common stock for $10,000. On November 6, 2008 20,000 of common stock for $10,000. On November 14, 2008 10,000 of common stock for $5,000. On December 9, 2008 20,000 of common stock for $10,000.

On February 22, 2008 by action taken by our board of directors, we issued 2,500,000 shares of our common stock to Rafeal Abdurachmanov, our Chief Finanical Officer and a director, at the purchase price of $0.0073 per share for the aggregate consideration of $18,250. This transaction was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended. Mr. Abdurachmanov was our officer and a director and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

DIRECTOR INDEPENDENCE

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Board of Directors unanimously approved 100% of the fees paid to the principal accountant for audit-related, tax and other fees. Our Board of Directors pre-approves all non-audit services to be performed by the auditors.

Audit Fees

Morgenstern, Svoboda & Baer, CPA’s, P.C. provided audit services to iGenii in connection with its annual report for the fiscal year ended December 31, 2008. The aggregate fees billed by Morgenstern Svoboda & Baer for the audit of our annual financial statements during the fiscal year ended December 31, 2008 was $10,000

Audit Related Fees

Morgenstern, Svoboda & Baer, CPA’s, P.C billed $10,000for fees in 2008 for professional services rendered to iGenii that are reasonably related to the audit or review of iGenii’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Tax returns were prepared internally by our CFO in order to keep operating expenses to the minimum.

All Other Fees

Morgenstern, Svoboda & Baer, CPA’s, P.C billed no fees in 2008 for other professional services rendered to iGenii or any other services not disclosed above.

Audit Committee Pre-Approval

iGenii does not have a standing audit committee. Therefore, all services provided to iGenii by Morgenstern, Svoboda & Baer, CPA’s, P.C as detailed above, were pre-approved by iGenii’s board of directors.

PART IV

ITEM 12. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements.

See index to financial statements

Exhibits

Exhibit	Description

3.1	Certificate of Incorporation of Registrant*
3.2	By-Laws of Registrant*

10.1	Form of Regulation D Subscription Agreement *
* filed as an exhibit to the Registration Statement on Form S-1 (No. 152775)

Exhibit	Description

31.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2009.

REGISTRANT

iGenii, Inc.

By:	/s/ Ross Lavnikevich

Name:	Ross Lavnikevich
Title:	President, Chief Executive Officer, and Director (Principal Executive Officer)

By:	/s/ Rafael Abdurachmanov

Name:	Rafael Abdurachmanov
Title:	Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

iGENII, INC.
FINANCIAL STATEMENTS

DECEMBER 31, 2008

MORGENSTERN, SVOBODA & BAER, CPA’s, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: msbcpas@gmail.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
iGenii, Inc.

We have audited the accompanying balance sheet of iGenii, Inc. (“the Company”) as of December 31, 2008 and the related statements of income, comprehensive losses, statement of stockholders’ deficit, and cash flows for the period February 22, 2008 (inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iGenii, Inc. as of December 31, 2008 and the results of their operations and their cash flows for the period February 22, 2008 (inception) to December 31, 2008, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the company has no established source of revenue and no operations. This raises substantial doubt about the company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Morgenstern, Svoboda & Baer, CPAs, PC
Certified Public Accountants

New York, NY
January 29, 2009

iGENII, INC
BALANCE SHEET
DECEMBER 31, 2008

ASSETS
Current Assets
Cash and cash equivalents	$10,971

Total Current Assets	10,971

Equipment (net of depreciation of $2,606)	16,844
Intangibles (net of amortization of $880)	5,070
Infinite life intangibles	15,000

Security deposit	2,200

Total Assets	$50,085

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$7,314

Total Current Liabilities	7,314

Stockholders’ Equity

Common stock, $.001 par value, 95,000,000 shares authorized, 9,126,160 issued and outstanding	$9,126
Preferred stock, 5,000,000 shares authorized	—
Additional paid in capital	151,155
Retained earnings	(117,510)

Total Stockholders’ Equity	42,771

Total Liabilities and Stockholders’ Equity	$50,085

The accompanying notes are an integral part of these consolidated financial statements.

iGENII, INC
STATEMENT OF INCOME
FROM INCEPTION ON FEBRUARY 22, 2008 TO DECEMBER 31, 2008

Sales	$132,679

Selling, general and administrative expenses	250,189

Income (loss) from operations	(117,510)

Income (loss) before income taxes	(117,510)

Provision for income taxes	—

Net income (loss)	$(117,510)

The accompanying notes are an integral part of these consolidated financial statements.

iGENII, INC.
STATEMENT OF CASH FLOWS
FROM INCEPTION ON FEBRUARY 22, 2008 TO DECEMBER 31, 2008

CASH FLOWS USED OPERATING ACTIVITIES
Net income (loss)	$(117,510)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,486
(Increase) / decrease in assets:
Security deposit	(2,200)
Increase/(decrease) in current liabilities:
Accounts payable	7,314

Net cash used by operating activities	(108,910)

CASH FLOWS USED INVESTING ACTIVITIES
Purchase of computer equipment	(19,640)
Purchase of intangibles	(20,950)

Net cash used by investing activities	(40,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	110,881
Collection of Subscription receivable	49,400

Net cash provided by financing activities	160,211

Net change in cash and cash equivalents	10,971
Cash and cash equivalents, beginning balance	0

Cash and cash equivalents, ending balance	$10,971

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Taxes	$—

Interest payments	$—

The accompanying notes are an integral part of these consolidated financial statements.

iGENII, INC
STATEMENT OF STOCKHOLDERS’ EQUITY
FROM INCEPTION ON FEBRUARY 22, 2008 TO DECEMBER 31, 2008

			Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity/Deficit
	Common Stock
	Shares	Amount

Balance February 22, 2008	—	—	—		—
Sale of common stock	9,126,160	$9,126	$151,155		$160,281
Income for the period ended Dec 31,2008				$(117,510)	$(117,510)

Balance December 31, 2008	9,126,160	$9,126	$151,155	$(117,510)	$42,771

The accompanying notes are an integral part of these consolidated financial statements.

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2008, the company has not recognized significant revenue to date and has accumulated operating losses of $117,510. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

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

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue is recognized at the date the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangibles (CONTINUED)

12/31/2008

Website and Trademarks	5,950

Accumulated amortization	(880)

Totals	5,070

Total amortization expenses for the year ended December 31, 2008 amounted to $880.

Future amortization expense for the company’s finite life intangible assets is estimated to be:

12/31/2009	$1,762
12/31/2010	$1,762
12/31/2011	$929
Thereafter	$617

$5,070

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

Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Note 3 – INCOME TAXES

The Company, through its operations in the United States had incurred net accumulated operating losses of approximately $117,510 as of December 31, 2008 for income tax purposes. However a forty percent allowance has been created on the deferred tax asset of approximately $47,004 due to uncertainty of its realization.

Note 4 – COMMITMENTS

The Company leases office space for 1,100 dollars per month. Company signed 6 months lease agreement from May 1, 2008 to November 30, 2008, with option to extended lease till April 30, 2011. As of today company did not sign new agreement and leases premises on month-to-month basis.

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 5 – PROPERTY, PLANT & EQUIPMENT

Computer equipment depreciated over 5 years using straight line method.

ASSETS

Computer Equipment	$19,450

Accumulated Depreciation	(2,606)

Total	$16,844

Note 6– COMMON STOCK

As of December 31, 2008 the company had 9,126,160 shares of common stock issued and outstanding. During initial public offering, from inception on February 22, 2008 and up to April 30, 2008, company sold 9,036,160 shares.

In addition company sold:

On September 16, 2008 20,000 of common stock for $10,000
On October 11, 2008 20,000 of common stock for $10,000
On November 6, 2008 20,000 of common stock for $10,000
On November 14, 2008 10,000 of common stock for $5,000
On December 9, 2008 20,000 of common stock for $10,000

Note 7– SUBSEQUENT EVENTS

On January 16, 2009 the company sold an additional 20,000 shares of common stock for $10,000.