Form 10-Q
period 2009-03-31
iGenii, Inc.
filed 2009-05-15
CIK 1441573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009

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

_______________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes x    No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-Accellerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No x

As of May 11, 2009, 9,166,160 shares of common stock, par value $0.001 per share, were outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

iGENII, INC.
FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2009

TABLE OF CONTENTS

MORGENSTERN, SVOBODA & BAER, CPA’s, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: msbcpas@gmail.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
iGENII Inc.

We have reviewed the accompanying balance sheet of iGENII, Inc. (“the Company”) as of March 31, 2009 and the related statement of operations, statement of stockholders' deficit, and cash flows for the three months ended March 31, 2009. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of iGENII, Inc. at December 31, 2008, and the related statements of operations, retained deficit, and statements of cash flows for the year then ended; and in our report dated January 29, 2009, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

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

Morgenstern, Svoboda & Baer, CPAs, PC
Certified Public Accountants

New York, NY
May 7, 2009

iGENII, INC.
BALANCE SHEETS

ASSETS	3/31/2009 (Unaudited)	12/31/2008 (Audited)
Current Assets

Cash and cash equivalents	9,937	10,971
Total Current Assets	9,937	10,971

Equipment , net	15,872	16,644
Intangibles, net	4,573	5,070
Infinite life intangibles	15,000	15,000
Security deposit	2,200	2,200
Total Assets	$47,582	$50,085

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$19,371	$7,314

Total Current Liabilities	19,371	7,314

Stockholders' Equity

Common stock, $.001 par value, 95,000,000	9,166	9,126
shares authorized, 9,166,160 & 9,126,160 issued and outstanding, respectively
Preferred stock, 5,000,000 shares authorized	-	-
Additional paid in capital	171,115	151,155
Retained deficit	(152,070)	(117,510)
Total Stockholders' Equity	28,211	42,771
Total Liabilities and Stockholders' Equity	$47,582	$50,085

The accompanying notes are an integral part of these consolidated financial statements.

iGENII, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDING MARCH 31, 2009 AND MARCH 31, 2008

	3/31/2009	3/31/2008
Sales, net	$72,205	$4,150

Selling, General and administrative expenses	106,765	12,894
Income (loss) from operations	(34,560)	(8,744)

Income (loss) before income taxes	(34,560)	(8,744)

Provision for income taxes	-	-
Net income (loss)	$(34,560)	$(8,744)

The accompanying notes are an integral part of these consolidated financial statements.

iGENII, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDING MARCH 31, 2009

CASH FLOWS USED OPERATING ACTIVITIES
Net income (loss)	$(34,560)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,469
Increase/(decrease) in current liabilities:
Accounts payable	12,057
Net cash used by operating activities	(21,034)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	20,000
Net cash provided by financing activities	20,000

Net change in cash and cash equivalents	(1,034)
Cash and cash equivalents, beginning balance	10,971
Cash and cash equivalents, ending balance	$9,937
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Taxes	-
Interest payments	-

The accompanying notes are an integral part of these consolidated financial statements.

iGENII, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDING MARCH 31, 2009

			Additional	Retained Earnings	Total
	Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity/Deficit
Balance December 31, 2008	9,126,160	$9,126	$151,155	$(117,510)	$42,771
Sale of common stock	20,000	$40	$19,960		$20,000
Income for the period ended March 31,2009				(34,560)	(34,560)
Balance March 31, 2009	9,146,160	$9,166	171,115	(152,070)	28,211

The accompanying notes are an integral part of these consolidated financial statements.

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

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

Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As of March 31, 2009, the company has not recognized significant revenue to date and has accumulated operating losses of $152,070.  The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.  While the company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

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
MARCH 31, 2009
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
MARCH 31, 2009

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

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangibles (continued)

	3/31/2009	12/31/2008
Website and Trademarks	5,950	5,950

Accumulated amortization	(1,376)	(880)

Totals	4,574	5,070

Total amortization expenses for the three months  ended March 31, 2009 amounted to $496.

Future amortization expense for the company’s finite life intangible assets is estimated to be:

12/31/2009	$1,266
12/31/2010	$1,762
12/31/2011	$929
Thereafter	$617
$4,574

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
MARCH 31, 2009

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
MARCH 31, 2009

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

Note 3 – INCOME TAXES

The Company, through its operations in the United States had incurred net accumulated operating losses of approximately $152,070 as of March 31, 2009 for income tax purposes. However a forty percent allowance has been created on the deferred tax asset of approximately $60,828 due to uncertainty of its realization.

Note 4 – COMMITMENTS

The Company leases office space for 1,100 dollars per month. Company signed 6 months lease agreement from May 1, 2008 to November 30, 2008, with option to extended lease till April 30, 2011. As of today company did not sign new agreement and leases premises on month-to-month basis.

Note 5 – PROPERTY, PLANT & EQUIPMENT

Computer equipment depreciated over 5 years using straight line method.

	3/31/2009	12/31/2008

Computer Equipment	$19,450	$19,450
Accumulated Depreciation	(3,579)	(2,606)
Total	$15,871	$1 6,844

Note 6– COMMON STOCK
On January 16, 2009 the company sold 20,000 shares of common stock for $10,000, and an additional 20,000 shares of common stock for $10,000 on February 23, 2009.

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

Since we have already established our presence on the Internet, over the next twelve months we expect to develop and implement a marketing and advertising plan. We anticipate that it will cost the Company approximately $90,000 to finance its marketing activities over the next twelve month. We currently have no marketing or sales initiatives or arrangements in development or effect. Any potential marketing strategy will revolve significantly around our website. We plan to use the Internet for marketing and sales by advertising our website, and resultantly our services, through the following two methods:

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

Our management believes that our cash on hand as of March 31, 2009 in the amount of $9,570 will not be sufficient to maintain our current level of operations for the next approximately 12 months. For the three month ended March 31, 2009, the Company generated $72,205 in revenues and incurred a net loss of $34,560 and a net loss of $8,744 for the period February 22, 2008 (inception) to March31, 2008. If continue to realize gross margins as reflected in our financial statements accompanying this report, we may need to raise additional capital by issuing equity or debt securities in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Results of Operations
During the fiscal quarter ended March 31, 2009, the Company’s net sales amounted to $72,205, and the cost of sales, was $106,465. The Company had an accumulated loss from operation of $152,070, a significant portion of which is attributed to sales and development expenses, as well as, the result of professional services in connection with the filing of our Registration Statement, which was filed with the Securities and Exchange Commission on July 18, 2008.

Liquidity and Capital Resources
Our balance sheet as of March 30, 2009 reflects cash balance of $9,937. Cash from inception to date has been sufficient to provide the capital necessary to operate.

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

Going Concern Consideration
iGenii is an early stage company. For the three month ended March 31, 2009, the Company generated $72,205 in revenues and incurred a net loss of $34,560. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations, or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

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

Internal Controls Over Financial Reporting
During the quarter ended March 31, 2009, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PARTII
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
Unregistered Sales of Equity Securities
On January 16, 2009, the Company sold 20,000 shares of common stock, par value $.001 for the aggregate purchase price of $10,000.
On February 23, 2009, the Company sold 20,000 shares of common stock, par value $.001 for the aggregate purchase price of $10,000.
These transactions were conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Purchases of equity securities by the issuer and affiliated purchasers
None.

Item 3.	Defaults Upon Senior Securities.
None

Item 4.	Submission of Matters to a Vote of Security Holders.
There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2008.

Item 5.	Other Information.
None

Item 6.	Exhibit

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Ross Lavnikevich, the President, Chief Executive Officer and Director (attached hereto)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Rafael Abdurachmanov, the Chief Financial Officer and Director (attached hereto)

32.1	Section 1350 Certifications of Ross Lavnikevich, the President, Chief Executive Officer, and Director(attached hereto)

32.1	Section 1350 Certifications of Rafael Abdurachmanov, the Chief Financial Officer and Director(attached hereto)

SIGNATURES
In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iGENII, INC .

Dated: May 11, 2009

	By:	/s/ Ross Lavnikevich
	Name:	Ross Lavnikevich
	Title:	President, Chief Executive Officer, and Director (Principal Executive Officer)

	By:	/s/ Rafael Abdurachmanov
	Name:	Rafael Abdurachmanov
	Title:	Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)