Form 10-Q
period 2009-06-30
iGenii, Inc.
filed 2009-09-17
CIK 1441573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30 , 2009

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

Yes  ☐      No ☒

As of August 14, 2009, 9,196,160 shares of common stock, par value $0.001 per share, were outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements .

iGENII, INC.
FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2009

ACSB Acquavella, Chiarelli, Shuster, Berkower & Co., LLP

517 Route One	1 Penn Plaza
Iselin, New Jersey 08830	36th Floor
732. 855.9600	New York, NY 10119
Fax:732.855.9559	212.786.7510
www.acsbco.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
iGENII Inc.

We have reviewed the accompanying balance sheet of iGENII, Inc. (“the Company”) as of June 30, 2009 and the related statement of operations, statement of retained deficit, and cash flows for the six and three months ended June 30, 2009. These financial statements are the responsibility of the Company's management.

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

Acquavella, Chiarelli, Shuster, Berkower & Co., LLP
Certified Public Accountants

New York, NY
August 14, 2009

iGENII, INC.
BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

ASSETS	6/30/2009 (Unaudited)	12/31/2008 (Audited)
Current Assets
Cash and cash equivalents	$2,731	$10,971

Total Current Assets	2,731	10,971
Equipment , net	14,899	16,844
Intangibles, net	4,078	5,070
Infinite life intangibles	22,000	15,000
Security deposit	2,200	2,200
Total Assets	$45,908	$50,085

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$26,971	$7,314

Total Current Liabilities	26,971	7,314

Stockholders' Equity

Common stock, $.001 par value, 95,000,000
shares authorized, 9,196,160 & 9,126,160 issued and outstanding, respectively	9,196	9,126
Preferred stock, 5,000,000 shares authorized	-	-
Additional paid in capital	186,085	151,155
Retained deficit	(176,344)	(117,510)

Total Stockholders' Equity	18,937	42,771
Total Liabilities and Stockholders' Equity	$45,908	$50,085

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND THE PERIOD FROM INCEPTION ON FEBRUARY 22, 2008 TO JUNE 30, 2008 (UNAUDITED)

	6/30/2009	6/30/2008

Sales, net	$168,068	$32,173

Selling, General and administrative expenses	226,602	63,888
Income (loss) from operations	(58,534)	(31,715)

Income (loss) before income taxes	(58,534)	(31,715)

Provision for income taxes	300	-
Net income (loss)	$(58,834)	$(31,715)

Net income per common share
Basic and diluted	$(.006)	$(.004)
Weighted average common shares outstanding
Basic and diluted	9,162,827	8,983,854

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

	6/30/2009	6/30/2008

Sales, net	$95,862	$28,023

Selling, General and administrative expenses	120,137	50,994
Income (loss) from operations	(24,275)	(22,971)

Income (loss) before income taxes	(24,275)	(22,971)

Provision for income taxes	-	-
Net income (loss)	$(24,275)	$(22,971)

Net income per common share
Basic and diluted	$(.003)	$(.003)
Weighted average common shares outstanding
Basic and diluted	9,181,160	8,996,930

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND THE PERIOD FROM INCEPTION ON FEBRUARY 22, 2008 TO JUNE 30, 2008 (UNAUDITED)

	6/30/2009	6/30/2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(58,834)	$(31,715)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,937	663
Security deposit	-	(2,200)
Increase / (decrease) in current liabilities:
Accounts payable	19,657	4,000

Total Adjustments	22,594	2,463

Net cash provided/(used) by operating activities	(36,240)	(29,252)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	-	(19,450)
Purchase of infinite life intangibles	(7,000)
Net cash used by investing activities	(7,000)	(19,450)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	35,000	65,881
Collection of subscriptions receivable		49,400
Net cash used by financing activities	35,000	115,281

Net change in cash and cash equivalents	(8,240)	65,579
Cash and cash equivalents, beginning balance	10,971	-
Cash and cash equivalents, ending balance	$2,731	$65,579

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$300	$-
Interest payments	$-	$-

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND THE PERIOD FROM INCEPTION ON FEBRUARY 22, 2008 TO JUNE 30, 2008 (UNAUDITED)

			Additional	Retained Earnings	Total
	Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity/(Deficit)
Balance - December 31, 2008	9,126,160	$9,126	$151,155	$(117,510)	$42,771
Sale of common stock	70,000	70	34,930		35,000
Net loss for the period ending, June 30, 2009				(58,834)	(58,834)
Balance – June 30, 2009	9,196,160	$9,196	$186,085	$(176,344)	$18,937

Balance – February 22, 2008	-	$-	$-	$-	$-
Sale of common stock	9,036,160	9,036	106,245		115,281
Net loss for the period ending, June 30, 2008				(31,715)	(31,715)
Balance – June 30, 2008	9,036,160	$9,036	$106,245	$(31,715)	$83,566

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As of June 30, 2009, the Company has not recognized significant revenue to date and has accumulated operating losses of approximately $176,000.  The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Long-Lived Assets

Since inception, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.”  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Company believes that, as of March 31, 2009, there were no significant impairments of its long-lived assets.

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

Statement of Financial Accounting Standard No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

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

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Intangibles

Intangible assets are amortized using the straight-line method over their estimated period of benefit. Evaluation of the recoverability of intangible assets is made annually to take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. Not all of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented. On July 1, 2008 Company signed agreement to purchase a website and telephone number for $20,000.  $5,000 of the purchase price was allocated to the website and this finite life intangible is being amortized over 36 months using the straight line method.  In addition, the  Company paid $950 for registering iGENII’s Trademark. Company purchased additional telephone number for $ 7,000 on May 27, 2009.  This intangible asset’s finite life is being amortized over 36 months under the straight line method. The $22,000 paid for the telephone numbers is deemed an intangible asset with an infinite life and is not being amortized.

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangibles (Continued)

	6/30/2009	12/31/2008
Website and Trademarks	5,950	5,950

Accumulated amortization	(1,872)	(880)

Totals	4,078	5,070

Amortization expenses were $992 for the six months ended June 30, 2009.

Future amortization expense for the company’s finite life intangible assets is estimated to be:

12/31/2009	$ 992
12/31/2010	S 1,983
12/31/2011	$ 1,103
$ 4,078

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

Recent Accounting Pronouncements

In July, 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.”  FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “Accounting for Contingencies.”  FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of these standards had no impact on the Company’s financial statements.

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In September, 2006, FASB issued SFAS 157, “Fair Value Measurements.”  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statements applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  However, for some entities, the application of this Statement will change current practice.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of these standards had no impact on the Company’s financial statements.

In December, 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (FSP 00-19-2), which addresses accounting for registration payment arrangements.  FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.”  FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.  For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The adoption of these standards had no impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Asset and Financial Liabilities.”  SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair market value.  SFAS 159 applies to reporting periods beginning after November 15, 2007.  The adoption of these standards had no impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements.”   This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on financial statements.

On May 8, 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature.  The Company is currently assessing the impact of SFAS No. 162 on its financial position and results of operations.

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-05”). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Based on the Company’s evaluation of this issue, the adoption of this accounting requirement has no effect on the Company’s financial statements.

Note 3 – INCOME TAXES

The Company, through its operations in the United States had incurred net accumulated operating losses of approximately $176,000 as of June 30, 2009 for income tax purposes. However, a forty percent allowance has been created on the deferred tax asset of approximately $70,400 due to uncertainty of its realization.

Note 4 – COMMITMENTS

The Company leases office space for $1,100 per month. Company signed a 6 month lease agreement from May 1, 2008 to November 30, 2008, with an option to extend the lease until April 30, 2011.  As of June 30, 2009, the Company did not sign a new agreement and leases premises on month-to-month basis. Rent expenses were $6,621 and $3,300 for the six months ended June 30, 2009 and the period from inception through June 30, 2008, respectively.

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009

Note 5 – PROPERTY, PLANT & EQUIPMENT

Computer equipment depreciated over 5 years using straight line method.

	6/30/2009	12/31/2008

Computer Equipment	$19,450	$19,450
Accumulated Depreciation	(4,551)	(2,606)
Total	$14,899	$1 6,844

Depreciation expenses were $1,945 and $663 for the six months ended June 30, 2009 and the period from inception through June 30, 2008, respectively.

Note 6 – COMMON STOCK

On January 16, 2009 the company sold 20,000 shares of common stock for $10,000, and an additional 20,000 shares of common stock for $10,000 on February 23, 2009.

On May 8, 2009, the Company sold 10,000 shares of common stock for $5,000, and an additional 20,000 shares of common stock for $10,000 on May 13, 2009.

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

Our management believes that our cash on hand as of June 30, 2009 in the amount of $2,731 will not be sufficient to maintain our current level of operations for the next approximately 12 months. For the six month ended June 30, 2009, the Company generated $168,068 in revenues and incurred a net loss of $58,834 and a net loss of $31,715 for the period February 22, 2008 (inception) to June 30, 2008. If continue to realize gross margins as reflected in our financial statements accompanying this report, we may need to raise additional capital by issuing equity or debt securities in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Results of Operations
During the fiscal quarter ended June 30, 2009, the Company’s net sales amounted to $95,862, and the cost of sales, was $120,137. The Company had an accumulated loss from operation of $176,344, a significant portion of which is attributed to sales and development expenses, as well as, the result of professional services in connection with the filing of our Registration Statement, which was filed with the Securities and Exchange Commission on July 18, 2008.

Liquidity and Capital Resources
Our balance sheet as of June 30, 2009 reflects cash balance of $2,731. Cash from inception to date has been sufficient to provide the capital necessary to operate.

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

Going Concern Consideration
iGenii is an early stage company. For the three month ended June 30, 2009, the Company generated $95,862 in revenues and incurred a net loss of $24,275. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procudures.
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

Internal Controls Over Financial Reporting
During the quarter ended June 30, 2009, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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
Unregistered Sales of Equity Securities.

On January 16, 2009, the Company sold 20,000 shares of common stock, par value $.001 for the aggregate purchase price of $10,000.

On February 23, 2009, the Company sold 20,000 shares of common stock, par value $.001 for the aggregate purchase price of $10,000.

On May 8, 2009, the Company sold 10,000 shares of common stock, par value $.001 for the aggregate purchase price of $5,000.

On May 13, 2009, the Company sold 20,000 shares of common stock, par value $.001 for the aggregate purchase price of $10,000.

These transactions were conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Purchases of equity securities by the issuer and affiliated purchasers
None.

Item 3.	Defaults Upon Senior Securities.
None

Item 4.	Submission of Matters to a Vote of Security Holders.
There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2009.

Item 5.	Other Information.
None

Item 6.	Exhibit

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Ross Lavnikevich, the President, Chief Executive Officer and Director (attached hereto)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Rafael Abdurachmanov, the Chief Financial Officer and Director (attached hereto)

32.1	Section 1350 Certifications of Ross Lavnikevich, the President, Chief Executive Officer, and Director(attached hereto)

32.2	Section 1350 Certifications of Rafael Abdurachmanov, the Chief Financial Officer and Director(attached hereto)

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iGENII, INC .
Dated: August 14, 2009

	By:	/s/ Ross Lavnikevich
	Name:	Ross Lavnikevich
	Title:	President, Chief Executive Officer, and Director (Principal Executive Officer)

	By:	/s/ Rafael Abdurachmanov
	Name:	Rafael Abdurachmanov
	Title:	Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)