Form 10-Q
period 2009-09-30
iGenii, Inc.
filed 2009-12-03
CIK 1441573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2009

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
Yes ☐    No ☒

As of November 14, 2009, 9,264,900 shares of common stock, par value $0.001 per share, were outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

iGENII, INC.
FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2009

ACSB Acquavella, Chiarelli, Shuster, Berkower & Co., LLP

517 Route One	1 Penn Plaza
Iselin, New Jersey 08830	36th Floor
732. 855.9600	New York, NY 10119
Fax:732.855.9559	212.786.7510
www.acsbco.com

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders of

iGENII Inc.

We have reviewed the accompanying balance sheet of iGENII, Inc. (“the Company”) as of September 30, 2009 and the related statement of operations, statement of retained deficit, and cash flows for the nine and three months ended September 30, 2009. These financial statements are the responsibility of the Company’s management.

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

Acquavella, Chiarelli, Shuster, Berkower & Co., LLP
Certified Public Accountants

New York, NY
November 14, 2009

iGENII, INC.
BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	9/30/2009 (Unaudited)	12/31/2008 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$128	$10,971

Total Current Assets	128	10,971
Equipment, net	13,926	16,844
Intangibles, net	3,582	5,070
Infinite life intangibles	22,000	15,000
Security deposit	2,200	2,200
Total Assets	$41,836	$50,085
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$34,891	$7,314

Total Current Liabilities	34,891	7,314

Stockholders’ Equity

Common stock, $.001 par value, 95,000,000 shares authorized, 9,264,900 & 9,126,160 issued and outstanding, respectively	9,265	9,126
Preferred stock, 5,000,000 shares authorized	—	—
Additional paid in capital	220,386	151,155
Retained deficit	(222,706)	(117,510)

Total Stockholders’ Equity	6,945	42,771
Total Liabilities and Stockholders' Equity	$41,836	$50,085
The accompanying notes are an integral part of these financial

iGENII, INC.
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND THE PERIOD FROM INCEPTION ON FEBRUARY 22, 2008 TO SEPTEMBER 30, 2008 (UNAUDITED)

	9/30/2009	9/30/2008

Sales, net	$256,508	$83,493
Selling, general and administrative expenses	361,404	164,107
Income (loss) from operations	(104,896)	(80,614)
Income (loss) before income taxes	(104,896)	(80,614)
Provision for income taxes	300	—
Net income (loss)	$(105,196)	$(80,614)
Net income per common share
Basic and diluted	$(.011)	$(.009)
Weighted average common shares outstanding
Basic and diluted	9,186,427	9,024,328

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEMPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	9/30/2009	9/30/2008

Sales, net	$88,440	$51,320

Selling, General and administrative expenses	134,802	100,219
Income (loss) from operations	(46,362)	(48,899)
Income (loss) before income taxes	(46,362)	(48,899)
Provision for income taxes	—	—
Net income (loss)	$(46,362)	$(48,899)
Net income per common share
Basic and diluted	$(.005)	$(.005)
Weighted average common shares outstanding
Basic and diluted	9,224,560	9,039,421

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND THE PERIOD FROM INCEPTION ON FEBRUARY 22, 2008 TO SEPTEMBER 30, 2008
(UNAUDITED)

	9/30/2009	9/30/2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(105,196)	$(80,614)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,405	2,074
Security deposit	—	(2,200)
Increase / (decrease) in current liabilities:
Accounts payable	27,578	5,429
Total Adjustments	31,983	5,303

Net cash provided/(used) by operating activities	(73,213)	(75,311)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	—	(19,450)
Purchase of infinite life intangibles	(7,000)	(20,950)
Net cash used by investing activities	(7,000)	(40,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	69,370	75,881
Collection of subscriptions receivable		49,400
Net cash used by financing activities	69,370	125,281

Net change in cash and cash equivalents	(10,843)	9,570
Cash and cash equivalents, beginning balance	10,971	—
Cash and cash equivalents, ending balance	$128	$9,570

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$300	$—
Interest payments	$—	$—

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND THE PERIOD FROM INCEPTION ON FEBRUARY 22, 2008 TO SEPTEMBER 30, 2008 (UNAUDITED)

			Additional	Retained Earnings	Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity/ (Deficit)
Balance - December 31, 2008	9,126,160	$9,126	$151,155	$(117,510)	$42,771
Sale of common stock	138,740	139	69,231		69,370
Net loss for the period ending, September 30, 2009				(105,196)	(105,196)
Balance – September 30, 2009	9,264,900	$9,265	$220,386	$(222,706)	$6,945

Balance – February 22, 2008	—	$—	$—	$—	$—
Sale of common stock	9,056,160	9,056	116,225		125,281
Net loss for the period ending, September 30, 2008				(80,614)	(80,614)
Balance – September 30, 2008	9,056,160	$9,056	$116,225	$(80,614)	$44,667

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As of September 30, 2009, the Company has not recognized significant revenue to date and has accumulated operating losses of approximately $222,706.  The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.
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
SEPTEMBER 30, 2009

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

Long-Lived Assets

 Since inception, the Company adopted Accounting Standards Codification 360 “Accounting for Property, Plant, and Equipment” (ASC 360), which addresses financial accounting and reporting for Property, Plant, and Equipment and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.”  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360.  ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Company believes that, as of September 30, 2009, there were no significant impairments of its long-lived assets.

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

Statement of Financial Accounting Standard ASC 825-10, “Disclosures about Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Statement of Financial Accounting Standard ASC 605. Revenue is recognized at the date the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising.  The Company expenses all advertising costs as incurred.

Income Taxes

The Company utilizes ASC 740, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangibles (Continued)

	9/30/2009	12/31/2008

Website and Trademarks	5,950	5,950
Accumulated amortization	(2,368)	(880)
Totals	3,582	5,070

Amortization expenses were $1,488 for the nine months ended September 30, 2009.

Future amortization expense for the company’s finite life intangible assets is estimated to be:

12/31/2009                      $    496

12/31/2010                      $ 1,983

12/31/2011                      $ 1,103

     $ 3,582

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

Recent Accounting Pronouncements

In September, 2006, FASB issued ASC 820-10 ‘Fair Value Measurements and Disclosures’.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statements applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  However, for some entities, the application of this Statement will change current practice.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Based on the Company’s evaluation of this issue, the adoption of this accounting requirement has no effect on the Company’s consolidated financial statements.

 iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (Continued)

In February, 2007, FASB issued ASC 825-10 “The Fair Value Option for Financial Assets and Financial Liabilities” – Including an Amendment of ASC 320 “Investments – Debt and Equity Securities”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of ASC 820-10, Fair Value Measurements and Disclosures. Based on the Company’s evaluation of this issue, the adoption of this accounting requirement has no effect on the Company’s consolidated financial statements.

 In December 2007, the FASB issued ASC 810-10, “Consolidation”.  This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The Company adopted ASC 810-10 on January 1, 2009. The adoption of this statement had no effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued ASC 815-10, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement ASC 815-10; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. The adoption of this statement had no effect on the Company’s consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on ASC 815-40. ASC 815-40 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under ASC 815-10. ASC 815-40 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement had no effect on the Company’s consolidated financial statements.

Note 3 – INCOME TAXES

The Company, through its operations in the United States had incurred net accumulated operating losses of approximately $222,000 as of September 30, 2009 for income tax purposes. However, a forty percent allowance has been created on the deferred tax asset of approximately $88,800 due to uncertainty of its realization.

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Note 4 – COMMITMENTS

The Company leases office space for $1,100 per month. Company signed a 6 month lease agreement from May 1, 2008 to November 30, 2008, with an option to extend the lease until April 30, 2011.  As of September 30, 2009, the Company did not sign a new agreement and leases premises on month-to-month basis. Rent expenses were $9,953 and $6,600 for the nine months ended September 30, 2009 and the period from inception through September 30, 2008, respectively.

Note 5 – PROPERTY, PLANT & EQUIPMENT

Computer equipment depreciated over 5 years using straight line method.

	9/30/2009	12/31/2008

Accumulated Depreciation	(5,523)	(2,606)
Total	$13,926	$16,844

Depreciation expenses were $2,917 and $1,634 for the nine months ended September 30, 2009 and the period from inception through September 30, 2008, respectively.

Note 6 – COMMON STOCK

On January 16, 2009 the company sold 20,000 shares of common stock for $10,000, and an additional 20,000 shares of common stock for $10,000 on February 23, 2009.

On May 8, 2009, the Company sold 10,000 shares of common stock for $5,000, and an additional 20,000 shares of common stock for $10,000 on May 13, 2009.

On August 5, 2009 the company sold 2,000 shares of common stock for $1,000 and an additional 10,000 shares of common stock for $5,000.

On August 14, 2009, the Company sold 2,000 shares of common stock for $1,000, and an additional 24,740 shares of common stock for $12,370 on August 15, 2009.

On September 8, 2009 the company sold 10,000 shares of common stock for $5,000, and an additional 20,000 shares of common stock for $10,000 on September 9, 2009.

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

Our management believes that our cash on hand as of September 30, 2009 in the amount of $128 will not be sufficient to maintain our current level of operations for the next approximately 12 months. For the three month ended September 30, 2009, the Company generated $88,440 in revenues and incurred a net loss of $46,362 and a net loss of $48,899 for the period February 22, 2008 (inception) to September 30, 2008. If continue to realize gross margins as reflected in our financial statements accompanying this report, we may need to raise additional capital by issuing equity or debt securities in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Results of Operations

During the fiscal quarter ended September 30, 2009, the Company’s net sales amounted to $88,440, and the cost of sales, was $134,802. The Company had an accumulated loss from operation of $222,706, a significant portion of which is attributed to sales and development expenses, as well as, the result of professional services in connection with the filing of our Registration Statement, which was filed with the Securities and Exchange Commission on July 18, 2008.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2009 reflects cash balance of $128. Cash from inception to date has been sufficient to provide the capital necessary to operate.

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

Going Concern Consideration

iGenii is an early stage company. For the three month ended September 30, 2009, the Company generated $88,440 in revenues and incurred a net loss of $46,362. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Internal Controls Over Financial Reporting

During the quarter ended September 30, 2009, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Unregistered Sales of Equity Securities

On August 5, 2009, the Company sold 2,000 shares of common stock, par value $.001 for the aggregate purchase price of $1,000 and additional 10,000 shares of common stock, par value $.001 for the aggregate purchase price of $5,000.

On August 14, 2009, the Company sold 2,000 shares of common stock, par value $.001 for the aggregate purchase price of $1,000 and additional 24,740 shares of common stock, par value $.001 for the aggregate purchase price of $12,370.

On September 8, 2009, the Company sold 10,000 shares of common stock, par value $.001 for the aggregate purchase price of $5,000 and additional 20,000 shares of common stock, par value $.001 for the aggregate purchase price of $10,000.

These transactions were conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Purchases of equity securities by the issuer and affiliated purchasers

None

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

iGENII, INC.

Dated: November 14, 2009

	By:	/s/ Ross Lavnikevich
	Name:	Ross Lavnikevich
	Title:	President, Chief Executive Officer, and Director (Principal Executive Officer)

	By:	/s/ Rafael Abdurachmanov
	Name:	Rafael Abdurachmanov
	Title:	Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)