Form 10-K
period 2009-12-31
iGenii, Inc.
filed 2010-04-15
CIK 1441573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

 (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 333-152775
iGenii, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-2046163 (IRS Employer Identification No.)
99 W. Hawthorne Ave, Valley Stream, NY (Address of Principal Executive Offices)	11580 (Zip Code)
(516) 599-0064 (Registrant's Telephone Number, Including Area Code)

         Securities registered pursuant to Section 12(b) of the Act: None
         Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value
         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐
         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
        (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐    No ☒

         As of April 13, 2010 9,272,900 shares of common stock, par value $0.001 per share, were outstanding.

Forward-Looking Statements

From time to time, we may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K, which are deemed to be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"). These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

The words "believe," "plan," "expect," "intend," "anticipate," "estimate," "may," "will," "should" and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended or using other similar expressions. We do not intend to update these forward-looking statements, except as required by law.

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this Form 10-K and other public statements we make. Such factors are discussed in the "Risk Factors" section of this Annual Report on Form 10-K.

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

Target Markets and Marketing Strategy

Our operational activities since our incorporation on February 22, 2008 consist primarily of direct telephone sales of our products mainly to small businesses and individuals.  We mainly sell inexpensive web sites, hosting and search engine optimization. During the next 12 months, we will continue our marketing efforts toward executing our strategy in low end internet market. We also hope to target larger private and government   end-users, via RFP’s

Our other marketing initiatives will include the following: placement of print advertisements in small business, entrepreneurial, and special interest magazines; placement of advertisements and links to our website in industry focused websites; promoting our products at industry tradeshows and cable TV advertisements. We believe that these marketing initiatives will optimize our access.  We hope to execute our marketing strategy with the assistance of  sales representatives we intend to hire or by engaging an outside marketing firm. In addition, with our website now operational we intend to execute an internet specific marketing campaign. Such marketing would include "pay-per-click" keyword campaigns on major search engines such as Google and Yahoo and Search Engine Optimization ("SEO"). SEO is the process of improving the volume and quality of traffic to a web site from search engines via "natural" ("organic" or "algorithmic") search results for targeted keywords. Usually, the higher a site "ranks", the more searchers will visit that site. SEO means ensuring that web sites are accessible to search engines and are focused in ways that help improve the chances they will be found. An organic search is a process by which internet users find web sites having unpaid search engine listings, as opposed to using the pay per click (PPC) advertisement listings displayed among the search results. Our marketing initiatives will create brand awareness and should help drive traffic to our website. We estimate that the marketing expenses for the next 12 months will be approximately $12,000.

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

Employees

We have 5 employees.

ITEM 1A.  RISK FACTORS

The Company's business is subject to numerous risk factors, including the following.

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

Our business model is to generate revenues from the sale of web development and SEO to small and medium size private businesses. Our business model is new, and our ability to generate revenue is unproven. During the fiscal year ended December 31, 2009, a significant portion of our revenues was generated from sales under $100. It is not possible for us to predict the future level of demand for our products that will be generated by these customers or the future demand for the products in the end-user marketplace. Our success is dependent on our ability to develop and then expand our customer base. We cannot guarantee that we will ever be successful in doing this in order to generate revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations.  There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

3.           We may require additional funding in the future and our operations could be curtailed if we are unable to obtain required additional funding when needed.

For the year ended December 31, 2009, we had gross revenues of $370,085 cost of sales of $482,603 and net loss of $112,818.  If we continue to realize similar gross margins, we will continue to have cash flow problems and will not be able to fund our operating expenses over the next twelve months. We anticipate that we will require a minimum of $250,000 to fund our activities for the next twelve months. We hope that we may be able to increase sales and thereby increase our cash position. However, there is no assurance that we will be successful in this regard or that the increase in sales will raise cash positions to sufficient levels. We may therefore require additional funding to sustain operations through the next twelve months. The inability to raise the required capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations.  If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause the Company to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.

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

We are highly dependent on the Chief Executive Officer, Mr. Ross Lavnikevich, to manage our overall operations and identify new products to expand our sales and enhance our existing product line. We do not maintain key man life insurance on any of our officers and directors. The loss of Mr. Lavnikevichr would have a material adverse effect on our business and operations. If we were to lose his services, or if he is not available to us when we need him, our ability to continue our business model would suffer and we may be forced to cease operations until such time as we could hire a suitable replacement.

6.           We may, in the future, issue additional common shares, which would reduce investors' percent of ownership and may dilute our share value.

Our Certificate of Incorporation authorizes the issuance of 95,000,000 shares of common stock, par value $0.001 per share, of which 9,272,900 shares are issued and outstanding. The future issuance of shares of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

7.           Our common shares are subject to the "Penny Stock" Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

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

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

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

Our Certificate of Incorporation authorizes us to issue up to 5,000,000 shares of "blank check" preferred stock. Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company has no properties and at this time has no agreements to acquire any properties.  The Company’s office is located at 99 West Hawthorne Ave, Valley Stream, NY 11580. Company pays $1,075 rent on 18 month lease.

ITEM 3.  LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against the Company.  The Company may become involved in legal proceedings in the ordinary course of its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the fiscal year ended December 31, 2009.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our Registration Statement, as filed with the SEC on Form S-1 on August 21, 2008, was declared effective by the SEC on August 28, 2008. Due to the market condition company did not initiated registration with FINRA as of December 31, 2009.

DIVIDEND POLICY

The Company has never paid cash dividends on any of its securities. The Company currently intends to retain any earnings for use in its operations and does not anticipate paying cash dividends in the foreseeable future. Future dividend policy will be determined by the Company's Board of Directors based upon the Company's earnings, if any, its capital needs and other relevant factors.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM UNREGISTERED SECURITIES

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of December 31, 2009, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 9,272,900 shares of our common stock issued and outstanding as of December 31, 2008.  We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.  Unless otherwise indicated, the address of each person listed is c/o iGenii Inc., 99 W. Hawthorne Ave, Suite 610, Valley Stream, New York, 11580.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Ross Lavnikevich	Common Stock	3,028,740	32.66%

Rafael Abdurachmanov	Common Stock	2,500,000	26,96%

Rafael Mordukhaev	Common Stock	3,184,000(1)	34.34%

Directors and Officers as a Group (3 person)	Common Stock	8,712,740	93.66%

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On February 22, 2008 by action taken by our board of directors, we issued 3,000,000 shares of our common stock to Ross Lavnikevich, our President, Chief Executive Officer and a director, at the purchase price of $0.0073 per share for the aggregate consideration of $21,900.  This transaction was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.  Mr. Lavnikevich was our officer and director and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering. In addition company sold to Ross Lavnikevich following shares: On August 15, 2009, the Company sold 24,740 shares of common stock for $12,370 and an additional 4,000 shares of common stock for $2,000 on December 22, 2009. As of December 31, 2009 Ross Lavnikevich owned 3,028,740 shares of our common stock.

On February 22, 2008 by action taken by our board of directors, we issued 2,936,000 shares of our common stock to Rafeal Mordukhaev, our Secretary, Treasurer and a director at the purchase price of $0.0073 per share for the aggregate consideration of $21,433.  This transaction was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.  Mr. Mordukhaev was our officer and director and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering. In addition company sold to Rafael Mordukhaev following shares: On September 16, 2008 20,000 of common stock for $10,000, on October 11, 2008 20,000 of common stock for $10,000, on November 6, 2008 20,000 of common stock for $10,000, on November 14, 2008 10,000 of common stock for $5,000, on December 9, 2008 20,000 of common stock for $10,000,  on January 16, 2009 20,000 shares of common stock for $10,000, on February 23, 2009 20,000 shares of common stock for $10,000, on May 8, 2009 10,000 shares of common stock for $5,000, on May 13, 2009 20,000 shares of common stock for $10,000, on August 5, 2009 10,000 shares of common stock for $5,000, on September 8, 2009 10,000 shares of common stock for $5,000 and an additional 4,000 shares of common stock for $2,000 on December 22, 2009. As of December 31, 2009 Rafael Mordukhaev owned 3,120,000 shares of our common stock.

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

In February 2008, by action taken by our board of directors, we issued an additional 500,000 shares of our common stock to the following persons, in the amounts set forth opposite their names, at the purchase price of $.0073 per share for the aggregate purchase price of $3,650:

Name	Number of Shares
Boris Abdurachamnov	100,000
Josef Abdurachamnov	100,000
Isak Abdurakhamnov	100,000
Jacob Josefson	100,000
Pinchas Chaimov	100,000

Each issuance was made in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.  Each of the above persons is a founder of our Company and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

ITEM 6.  SELECTED FINANCIAL DATA

The Company is not subject to this requirement since it is a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operation

For the year ended December 31, 2009, we had gross revenues of $370,085, cost of sales was $482,603 and net loss was $112,518. For the year ended December 31, 2008, we had gross revenues of $132,679, cost of sales was $250,189 and net loss was $117,510.

Liquidity and Capital Resources

As of December 31, 2008, we had a cash balance of $10,971 and $923 on December 31, 2009.

In a private placement completed in May 2008, we raised $115,281 from the 49 selling security holders, thereafter additional 128,310 were raised. The proceeds from the sale of the shares were used to fund our operating expenses which include among others, professional fees, insurance, payroll and office expenses.  We do not believe that such funds will be sufficient to fund our operating expenses over the next twelve months. If our operating revenues during the next twelve months are similar to those of the previous twelve months, we will not be able to finance our continued operations from our operating revenues and will have to raise the funds to pay for these expenses.  We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party.  There can be no assurance that additional capital will be available to us.  We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for a marketing program will have a severe negative impact on our ability to remain a viable company.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Acquavella, Chiarelli, Shuster, Berkower & Co. is our auditors. There have not been any changes in or disagreements with accountants on accounting and financial disclosure or any other matter.

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

(b) Changes in internal controls

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken. This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers

Set forth below is certain information relating to our current sole director and executive officer, including his name, age, and business experience.

Name and Business Address	Age	Position

Ross Lavnikevich	42	President, Chief Executive Officer and Director

Rafeal Abdurachmanov	45	Chief Financial Officer and Director

Rafeal Mordukhaev	45	Treasurer, Secretary and Director

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

Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders.  Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Outstanding Equity Awards

During the fiscal year ended December 31, 2009, none of our directors or executive officers held unexercised options, stock that had not vested, or equity incentive plan awards.

ITEM 11.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our financial statements, review of financial statements included in our quarterly reports and other  fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements during the years ended December 31, 2009 and 2008 were $10,000 each.

AUDIT COMMITTEE

The Company’s Board of Directors functions as its audit committee.  We do not currently have a “financial expert”, as such term is defined under the Securities Exchange Act, on the Board of Directors. It is the policy of the Company for all work performed by our principal accountant to be approved in advance by the Board of Directors. All of the services described above in this Item 14 were approved in advance by our Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements.

See index to financial statements

Exhibits

Number	Exhibit

31.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of April, 2010.

REGISTRANT

iGenii, Inc.

By:	/s/ Ross Lavnikevich
Name:	Ross Lavnikevich
Title:	President, Chief Executive Officer, and Director (Principal Executive Officer)

By:	/s/ Rafael Abdurachmanov
Name:	Rafael Abdurachmanov
Title:	Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

iGENII, INC.
FINANCIAL STATEMENTS
(AUDITED)
DECEMBER 31, 2009

ACSB Acquavella, Chiarelli, Shuster, Berkower & Co., LLP
517 Route One	1 Penn Plaza
Iselin, New Jersey 08830	36th Floor
732. 855.9600	New York, NY 10119
Fax:732.855.9559	212.786.7510
www.acsbco.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
iGENII Inc.

We have audited the accompanying balance sheets of iGenii, Inc. (“the Company”) as of December 31, 2009 and 2008, and the related statements of income, comprehensive losses, statement of stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iGenii, Inc. as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

Acquavella, Chiarelli, Shuster, Berkower & Co., LLP
Certified Public Accountants

New York, NY
April 13, 2010

iGENII, INC.
BALANCE SHEETS (AUDITED)
AS OF DECEMEBER 31, 2009 AND DECEMBER 31, 2008

	12/31/2009	12/31/2008
ASSETS	(Audited)	(Audited)

Current Assets
Cash and cash equivalents	$923	$10,971

Total Current Assets	923	10,971

Equipment , net	12,954	16,844
Intangibles, net	3,086	5,070
Infinite life intangibles	22,000	15,000
Security deposit	4,200	2,200

Total Assets	$43,163	$50,085

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$39,840	$7,314

Total Current Liabilities	39,840	7,314

Stockholders' Equity

Common stock, $.001 par value, 95,000,000
shares authorized, 9,272,900 & 9,126,160 issued	9,273	9,126
and outstanding, respectively
Preferred stock, 5,000,000 shares authorized	-	-
Additional paid in capital	224,378	151,155
Retained deficit	(230,328)	(117,510)

Total Stockholders' Equity	3,323	42,771

Total Liabilities and Stockholders' Equity	$43,163	$50,085

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2009 AND, 2008
(AUDITED)

	12/31/2009	12/31/2008

Sales, net	$370,085	$132,679

Selling, general and administrative expenses	482,603	250,189
Income (loss) from operations	(112,518)	(117,510)

Income (loss) before income taxes	(112,518)	(117,510)

Provision for income taxes	300	-
Net income (loss)	$(112,818)	$(117,510)

Net income per common share
Basic and diluted	$(.012)	$(.013)

Weighted average common shares outstanding
Basic and diluted	9,272,900	9,126,160

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(AUDITED)

	12/31/2009	12/31/2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(112,818)	$(117,510)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	5,875	3,486
Security deposit	(2,000)	(2,200)
Increase / (decrease) in current liabilities:
Accounts payable	32,525	7,314

Total Adjustments	36,400	8,600

Net cash provided/(used) by operating activities	(76,418)	(108,910)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	-	(19,450)
Purchase of infinite life intangibles	(7,000)	(20,950)
Net cash used by investing activities	(7,000)	(40,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	73,370	110,881
Collection of subscriptions receivable		49,400
Net cash used by financing activities	73,370	160,281

Net change in cash and cash equivalents	(10,048)	10,971
Cash and cash equivalents, beginning balance	10,971	-
Cash and cash equivalents, ending balance	$(923)	$10,971

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$300	$-

Interest payments	$-	$-

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(AUDITED)

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity/ (Deficit)

Balance – February 22, 2008	-	$-	$-	$-	$-

Sale of common stock	9,126,160	9,126	151,155		160,281
Net loss for the period ending,
Dec 31, 2008				(117,510)	(117,510)

Balance – December 31, 2008	9,126,160	$9,126	$151,155	$(117,510)	$42,771

Balance - December 31, 2008	9,126,160	$9,126	$151,155	$(117,510)	$42,771

Sale of common stock	146,740	147	73,223		73,370
Net loss for the period ending,
Dec 31, 2009				(112,818)	(112,818)

Balance – December 31, 2009	9,272,900	$9,273	$224,378	$(230,328)	$3,323

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As of December 31, 2009, the Company has not recognized significant revenue to date and has accumulated operating losses of approximately $230,328.  The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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
DECEMBER 31, 2009

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

Long-Lived Assets

Since inception, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.”  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Company believes that, as of December 31, 2009, there were no significant impairments of its long-lived assets.

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangibles (Continued)

	12/31/2009	12/31/2008
Website and Trademarks	5,950	5,950

Accumulated amortization	(2,864)	(880)

Totals	3,086	5,070

Amortization expenses were $1,983 for the twelve months ended December 31, 2009.

Future amortization expense for the company’s finite life intangible assets is estimated to be:

12/31/2010	$1,983
12/31/2011	$1,103
$3,582

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
DECEMBER 31, 2009

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
DECEMBER 31, 2009

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

Note 3 – INCOME TAXES

The Company, through its operations in the United States had incurred net accumulated operating losses of approximately $230,000 as of December 31, 2009 for income tax purposes. However, a forty percent allowance has been created on the deferred tax asset of approximately $92,100 due to uncertainty of its realization.

Note 4 – COMMITMENTS

The Company leases office space for $1,075 per month. Company signed an 18 month lease agreement from December 1, 2010 to June 30, 2011, with an option to extend the lease until December 31, 2011.  Rent expenses were $13,174 and $8,800 for the twelve months ended December 30, 2009 and the period from inception through December 30, 2008, respectively.

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 5 – PROPERTY, PLANT & EQUIPMENT

Computer equipment depreciated over 5 years using straight line method.

	12/31/2009	12/31/2008

Computer Equipment	$19,450	$19,450

Accumulated Depreciation	(6,496)	(2,606)
Total	$12,954	$1 6,844

Depreciation expenses were $3,890 and $2,606 for the twelve months ended December 31, 2009 and the period from inception through December 31, 2008, respectively.

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

On December 22, 2009 the company sold 8,000 shares of common stock for $4,000.