Form 10-Q
period 2010-03-31
iGenii, Inc.
filed 2010-05-17
CIK 1441573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-152775

iGENII, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	26-2046163
(State of incorporation)	(IRS Employer ID Number)

99 W. Hawthorne Ave,
Suite 610
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
Yes ☐    No ☒

As of May 13, 2010, 9,272,900 shares of common stock, par value $0.001 per share, were outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

iGENII, INC.
FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2010

ACSB Acquavella, Chiarelli, Shuster, Berkower & Co., LLP

517 Route One	1 Penn Plaza
Iselin, New Jersey 08830	36th Floor
732. 855.9600	New York, NY 10119
Fax:732.855.9559	212.786.7510
www.acsbco.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
iGENII Inc.

We have reviewed the accompanying balance sheet of iGENII, Inc. (“the Company”) as of March 31, 2010 and the related statement of operations, stockholder’s equity and cash flows for the three months ended March 31, 2010. These financial statements are the responsibility of the company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of iGENII, Inc. at December 31, 2009, and the related statements of operations, stockholder’s equity, and statements of cash flows for the year then ended; and in our report dated April 13, 2010, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2009 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note2 to the financial statements, the Company has no established source of revenue and no operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Acquavella, Chiarelli, Shuster, Berkower & Co., LLP
Certified Public Accountants

New York, NY
May 14, 2010

iGENII, INC.
BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

	3/31/2010 (Unaudited)	12/31/2009 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$6,773	$923
Total Current Assets	6,773	923

Equipment, net	11,981	12,954
Intangibles, net	2,590	3,086
Infinite life intangibles	22,000	22,000
Security deposit	2,000	4,200
Total Assets	$45,345	$43,163
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$37,251	$39,840
Total Current Liabilities	37,251	39,840

Stockholders’ Equity

Common stock, $.001 par value, 95,000,000 shares authorized, 9,272,900 & 9,272,900 issued and outstanding, respectively	9,273	9,273
Preferred stock, 5,000,000 shares authorized	—	—
Additional paid in capital	224,378	224,378
Retained deficit	(225,557)	(230,328)

Total Stockholders’ Equity	8,094	3,323

Total Liabilities and Stockholders' Equity	$45,345	$43,163

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDING MARCH 31, 2010 AND MARCH 31, 2009

	3/31/2010	3/31/2009
Sales, net	$120,871	$72,205

Selling, General and administrative expenses	115,558	106,465
Income (loss) from operations	5,313	(34,260)
Income (loss) before income taxes	5,313	(34,260)
Provision for income taxes	542	300
Net income (loss)	$4,771	$(34,560)

Basic and diluted	$.0005	(.004)
Weighted average common shares outstanding
Basic and diluted	9,272,900	9,166,160

The accompanying notes are an integral part of these financial statements.

IGENII, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDING MARCH 31, 2010 AND DECEMBER 31, 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,771		$(112,818)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,469		5,875
Security deposit	2,200		(2,000)
Increase / (decrease) in current liabilities:
Accounts payable	(2,590)		32,525
Total Adjustments	1,079		36,400

Net cash provided/(used) by operating activities	5,850		(76,418)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of infinite life intangibles			(7,000)

Net cash used by investing activities			(7,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock			73,370
Net cash used by financing activities			73,370

Net change in cash and cash equivalents	5,850		(10,048)
Cash and cash equivalents, beginning balance	923		10,971
Cash and cash equivalents, ending balance	$6,773	$	,923
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$542		$300
Interest payments	$-		$-

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDING MARCH 31, 2010

			Additional	Retained Earnings	Total
	Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity/ (Deficit)
Balance - December 31, 2009	9,272,900	$9,273	$224,378	$(230,328)	$3,323

Net income for the period ending March 31, 2010				4,771	4,771
Balance – March 31, 2010	9,272,900	$9,273	$224,378	$(225,557)	$8,094

The accompanying notes are an integral part of these financial statements.

iGENII, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As of March 31, 2010, the Company has not recognized significant revenue to date and has accumulated operating losses of approximately $225,000.  The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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
MARCH 31, 2010

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
MARCH 31, 2010

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

Intangibles

Intangible assets are amortized using the straight-line method over their estimated period of benefit. Evaluation of the recoverability of intangible assets is made annually to take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. Not all of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented. On July 1, 2008 Company signed agreement to purchase a website and telephone number for $20,000.  $5,000 of the purchase price was allocated to the website and this finite life intangible is being amortized over 36 months using the straight line method.  In addition, the  Company paid $950 for registering iGENII’s Trademark. Company purchased additional telephone number for $7,000 on may 27, 2009.  This intangible asset’s finite life is being amortized over 36 months under the straight line method. The $22,000 paid for the telephone number is deemed an intangible asset with an infinite life and is not being amortized.

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangibles (Continued)

	3/31/2010	12/31/2009
Website and Trademarks	5,950	5,950

Accumulated amortization	(3,360)	(2,864)

Totals	2,590	3,086

Total amortization expenses for the three months ended March 31, 2010 amounted to $496.

Future amortization expense for the company’s finite life intangible assets is estimated to be:

12/31/2010	$ 1,044
12/31/2011	$ 929
Thereafter	$ 617
$ 2,590

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
MARCH 31, 2010

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

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Note 3 – INCOME TAXES

The Company, through its operations in the United States had incurred net accumulated operating losses of approximately $225,000 as of March 31, 2010 for income tax purposes. However, a forty percent allowance has been created on the deferred tax asset of approximately $90,000 due to uncertainty of its realization.

Note 4 – COMMITMENTS

The Company leases office space for $1,075 per month. Company signed a 18 month lease agreement from January 1, 2010 to June 30, 2011.

Minimum lease commitments:

March 31, 2011	$ 12,900
March 31, 2012	$ 3,225
Total	$ 16,125

Note 5 – PROPERTY, PLANT & EQUIPMENT

Computer equipment depreciated over 5 years using straight line method.

	3/31/2010	12/31/2009
Computer Equipment	$19,450	$19,450
Accumulated Depreciation	(7,468)	(6,496)
Total	$11,982	$12,954

Total depreciation expense was $972 and $972 for the three months ended March 31, 2010 and December 31, 2009, respectively.

Note 6 - SUBSEQUENT EVENTS

For the three months ended March 31, 2010, the Company has evaluated subsequent events for potential recognition and disclosure through May 14, 2010, the date of the financial statement issuance.

Item 2.	Management’s Discussion and Analysis or Plan of Operations .

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

Since we have already established our presence on the Internet, over the next twelve months we expect to develop and implement a marketing and advertising plan. We anticipate that it will cost the Company approximately $120,000 to finance its marketing activities over the next twelve month. We currently have no marketing or sales initiatives or arrangements in development or effect. Any potential marketing strategy will revolve significantly around our website. We plan to use the Internet for marketing and sales by advertising our website, and resultantly our services, through the following two methods:

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

Our management believes that our cash on hand as of March 31, 2010 in the amount of $6,773 will not be sufficient to maintain our current level of operations for the next 12 months. For the three month ended March 31, 2010, the Company generated $120,871 in revenues and a net profit of $,4,771 and a net loss of $34,560 for the month ended March 31, 2009. If continue to realize gross margins as reflected in our financial statements accompanying this report, we may need to raise additional capital by issuing equity or debt securities in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Results of Operations

During the fiscal quarter ended March 31, 2010, the Company’s net sales amounted to $120,871, and the cost of sales, was $115,558. The Company had an accumulated loss from operation of $225,557, a significant portion of which is attributed to sales and development expenses, as well as, the result of professional services in connection with the filing of our Registration Statement, which was filed with the Securities and Exchange Commission on July 18, 2008.

Liquidity and Capital Resources

Our balance sheet as of March 30, 2010 reflects cash balance of $6,773. Cash from inception to date has been sufficient to provide the capital necessary to operate.

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

Going Concern Consideration

iGenii is an early stage company. For the three month ended March 31, 2010, the Company generated $120,871 in revenues and a net profit of $4,771. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Internal Controls Over Financial Reporting

During the quarter ended March 31, 2010, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.	Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds .

Unregistered Sales of Equity Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2008.

Item 5.	Other Information.

None

Item 6.	Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Ross Lavnikevich, the President, Chief Executive Officer and Director (attached hereto)

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Rafael Abdurachmanov, the Chief Financial Officer and Director (attached hereto)

32.1	Section 1350 Certifications of Ross Lavnikevich, the President, Chief Executive Officer, and Director (attached hereto)

32.2	Section 1350 Certifications of Rafael Abdurachmanov, the Chief Financial Officer and Director (attached hereto)

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iGENII, INC.

Dated: May 14, 2010

	By:	/s/ Ross Lavnikevich
	Name:	Ross Lavnikevich
	Title:	President, Chief Executive Officer, and Director (Principal Executive Officer)

	By:	/s/ Rafael Abdurachmanov
	Name:	Rafael Abdurachmanov
	Title:	Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)