Form 10-Q
period 2010-06-30
iGenii, Inc.
filed 2010-08-16
CIK 1441573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended June 30, 2010

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☐
As of August 13, 2010, 9,294,900 shares of common stock, par value $0.001 per share, were outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

iGENII, INC.
FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2010

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	2

Balance Sheets	3

Statements of Operations	4-5

Statements of Stockholders Equity	7

Statements of Cash Flows	6

Notes to Financial Statements	8 -14

Acquavella, Chiarelli, Shuster, Berkower & Co., LLP

517 Route One	1 Penn Plaza
Iselin, New Jersey 08830	36th Floor
732. 855.9600	New York, NY 10119
Fax:732.855.9559	212.786.7510
www.acsbco.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
iGENII Inc.

We have reviewed the accompanying balance sheet of iGENII, Inc. (“the Company”) as of June 30, 2010 and the related statement of operations for the six and three months ended June 30, 2010 and 2009, statement of retained deficit, and cash flows for the six months ended June 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of iGENII, Inc. at December 31, 2009, and the related statements of operations, retained deficit, and statements of cash flows for the year then ended; and in our report dated April 13, 2010, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2009 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

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

/s/ Acquavella, Chiarelli, Shuster, Berkower & Co., LLP

Acquavella, Chiarelli, Shuster, Berkower & Co., LLP
Certified Public Accountants

New York, NY
August 13, 2010

iGENII, INC.
BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

	6/30/2010 (Unaudited)	12/31/2009 (Audited)

ASSETS
Current Assets
Cash and cash equivalents	$2,757	$923

Total Current Assets	2,757	923

Equipment, net	11,009	12,954
Intangibles, net	2,094	3,086
Infinite life intangibles	22,000	22,000
Security deposit	2,000	4,200

Total Assets	$39,860	$43,163

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$37,239	$39,840

Total Current Liabilities	37,239	39,840

Stockholders’ Equity

Common stock, $.001 par value, 95,000,000 shares authorized, 9,272,900 & 9,272,900 issued and outstanding, respectively	9,273	9,273
Preferred stock, 5,000,000 shares authorized	-	-
Additional paid in capital	224,378	224,378
Retained deficit	(231,030)	(230,328)

Total Stockholders’ Equity	2,621	3,323

Total Liabilities and Stockholders’ Equity	$39,860	$43,163

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND JUNE 30, 2009
(UNAUDITED)

	6/30/2010	6/30/2009

Sales, net	$241,551	$168,068

Selling, General and administrative expenses	241,710	226,602
Income (loss) from operations	(159)	(58,534)

Income (loss) before income taxes	(159)	(58,534)

Provision for income taxes	542	300
Net income (loss)	$(701)	$(58,834)

Net income per common share
Basic and diluted	$(.000)	$(.006)
Weighted average common shares outstanding
Basic and diluted	9,272,900	9,162,827

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

	6/30/2010	6/30/2009

Sales, net	$120,680	$95,862

Selling, General and administrative expenses	126,158	120,137
Income (loss) from operations	(5,473)	(24,275)

Income (loss) before income taxes	(5,473)	(24,275)

Provision for income taxes	-	-
Net income (loss)	$(5,473)	$(24,275)

Net income per common share
Basic and diluted	$(.001)	$(.003)
Weighted average common shares outstanding
Basic and diluted	9,272,900	9,181,160

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND JUNE 30, 2009 (UNAUDITED)

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity/ (Deficit)

Balance - December 31, 2009	9,272,900	$9,273	$224,378	$(230,328)	$3,323

Sale of common stock					0
Net loss for the period ending, June 30, 2010				(701)	(701)

Balance – June 30, 2010	9, 272,900	$9,273	$224,378	$(231,029)	$2,622

Balance – December 31, 2008	9,126,160	$9,126	$151,155	$(117,510)	$42,771

Sale of common stock	70,000	70	34,930		35,000
Net loss for the period ending, June 30, 2009				(58,834)	(58,834)

Balance – June 30, 2009	9,196,160	$9,196	$186,085	$(176,344)	$18,937

 The accompanying notes are an integral part of these financial statements.

iGENII, INC.
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND JUNE 30, 2009 (UNAUDITED)

	6/30/2010	6/30/2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(701)	$(58,834)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,937	2,937
Security deposit	-	-
Increase / (decrease) in current liabilities:
Accounts payable	(2,602)	19,657

Total Adjustments	335	22,594

Net cash provided/(used) by operating activities	(366)	(36,240)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	-	-
Purchase of infinite life intangibles		(7,000)
Net cash used by investing activities		(7,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock		35,000
Security deposit	2,200
Net cash used by financing activities	2,200	35,000

Net change in cash and cash equivalents	1,834	(8,240)
Cash and cash equivalents, beginning balance	923	10,971
Cash and cash equivalents, ending balance	$2,757	$2,731

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$542	$300

Interest payments	$-	$-

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As of June 30, 2010, the Company has not recognized significant revenue to date and has accumulated operating losses of approximately $231,000.  The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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
JUNE 30, 2010

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

Long-Lived Assets

Since inception, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.”  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Company believes that, as of June 30, 2010, there were no significant impairments of its long-lived assets.

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

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

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangibles (Continued)

	6/30/2010	12/31/2009

Website and Trademarks	5,950	5,950

Accumulated amortization	(3,855)	(2,864)

Totals	2,094	3,086

Amortization expenses were $992 and $992 for the six months ended June 30, 2010 and 2009, respectively.

Future amortization expense for the company’s finite life intangible assets is estimated to be:

12/31/2010	$992
12/31/2011	$992
Thereafter	$110
$2,094

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
JUNE 30, 2010

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
JUNE 30, 2010

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

Note 3 – INCOME TAXES

The Company, through its operations in the United States had incurred net accumulated operating losses of approximately $231,000 as of June 30, 2010 for income tax purposes. In accordance with ASC 740, the Company recognized deferred tax assets of approximately $92,400 at June 30, 2010. A full valuation allowance has been established due to the uncertainly regarding the Company’s ability to generate income sufficient to utilize the tax losses during the carryforward period.

Note 4 – COMMITMENTS

The Company leases office space for $1,075 per month. Company signed an 18 month lease agreement from January 1, 2010 to June 30, 2011.
Minimum lease commitments:
June 30, 2011    $ 12,900
Total                  $ 12,900

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

Note 5 – PROPERTY, PLANT & EQUIPMENT

Computer equipment depreciated over 5 years using straight line method.

	6/30/2010	12/31/2009

Computer Equipment	$19,450	$19,450

Accumulated Depreciation	(8,441)	(6,496)
Total	$11,009	$12,954

Total depreciation expense was $1,945 and $1,945 for the six months ended June 30, 2010 and 2009, respectively.

Note 6 – SUBSEQUENT EVENTS

On July 20, 2010 the company sold 22,000 shares of common stock for $11,000.
For the six months ended June 30, 2010, the Company has evaluated subsequent events for potential recognition and disclosure through August 13, 2010, the date of the financial statement issuance.

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

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

Our management believes that our cash on hand as of June 30, 2010 in the amount of $2,757 will not be sufficient to maintain our current level of operations for the next 12 months. For the three month ended June 30, 2010, the Company generated $120,680 in revenues and a net loss of $5,473 and a net loss of $24,275 for the month ended June 30, 2009. If continue to realize gross margins as reflected in our financial statements accompanying this report, we may need to raise additional capital by issuing equity or debt securities in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Results of Operations
During the fiscal quarter ended June 30, 2010, the Company’s net sales amounted to $120,681, and the cost of sales, was $126,158. The Company had an accumulated loss from operation of $231,030, a significant portion of which is attributed to sales and development expenses, as well as, the result of professional services in connection with the filing of our Registration Statement, which was filed with the Securities and Exchange Commission on July 18, 2008.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2010 reflects cash balance of $2,757. Cash from inception to date has been sufficient to provide the capital necessary to operate.
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

Going Concern Consideration

iGenii is an early stage company. For the three month ended June 30, 2010, the Company generated $120,680 in revenues and a net loss of $5,473. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Internal Controls Over Financial Reporting
During the quarter ended June 30, 2010, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities
None.

Purchases of equity securities by the issuer and affiliated purchasers
None.

Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities.
None

Item 4.	Submission of Matters to a Vote of Security Holders.
There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2010.

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

iGENII, INC.

Dated: August 13, 2010

	By:	/s/ Ross Lavnikevich
	Name:	Ross Lavnikevich
	Title:	President, Chief Executive Officer, and Director (Principal Executive Officer)

	By:	/s/ Rafael Abdurachmanov
	Name:	Rafael Abdurachmanov
	Title:	Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)