Form 10-Q
period 2010-09-30
iGenii, Inc.
filed 2010-11-15
CIK 1441573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number: 333-152775

iGENII, INC. ____________________________
(Exact name of small business issuer as specified in its charter)

Delaware	26-2046163
(State of incorporation)	(IRS Employer ID Number)

99 W. Hawthorne Ave,
Suite 610
Valley Stream, New York 11580
(Address of principal executive offices)

(516) 599- 0064
(Issuer’s telephone number)
___________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No 
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☐
As of October 28, 2010, 9,294,900 shares of common stock, par value $0.001 per share, were outstanding.

2

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

iGENII, INC.
FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2010

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	2

Balance Sheeets	3

Statements of Operations	4-5

Statements of Cash Flows	6

Statements of Stockholders Equity	7

Notes to Financial Statements	8 -12

ACSB Acquavella, Chiarelli, Shuster, Berkower & Co., LLP
517 Route One	1 Penn Plaza
Iselin, New Jersey 08830	36th Floor
732. 855.9600	New York, NY 10119
Fax:732.855.9559	212.786.7510
www.acsbco.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
iGENII Inc.

We have reviewed the accompanying balance sheet of iGENII, Inc. (“the Company”) as of September 30, 2010 and the related statement of operations, statement of retained deficit, and cash flows for the nine and three months ended September 30, 2010. These financial statements are the responsibility of the Company's management.

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

Acquavella, Chiarelli, Shuster, Berkower & Co., LLP
Certified Public Accountants

New York, NY
October 28, 2010

iGENII, INC.

iGENII, INC.
BALANCE SHEETS

ASSETS	September 30, 2010	December 30, 09
	(Unaudited)	(Audited)

Current Assets
Cash and cash equivalents	$15,369	$923

Total Current Assets
	15,369	923
Equipment , net	10,036	12,954
Intangibles, net	1,599	3,086
Infinite life intangibles	22,000	22,000
Security deposit	2,000	4,200

Total Assets	$51,004	$43,163

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$21,889	$39,840

Total Current Liabilities	21,889	39,840

Stockholders' Equity

Common stock, $.001 par value, 95,000,000
shares authorized, 9,294,900 and 9,272,900 issued and outstanding, respectively	9,295	9,273
Preferred stock, 5,000,000 shares authorized		-
Additional paid in capital	235,356	224,378
Accumulated deficit	(215,536)	(230,328)

Total Stockholders' Equity	29,115	3,323

Total Liabilities and Stockholders' Equity	$51,004	$43,163

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, (UNAUDITED)

	2010	2009

Sales, net	$407,731	$256,508

Franchise taxes paid	542	300
Selling, General and administrative expenses	392,396	361,404
Income (loss) from operations	14,793	(105,196)

Net income (loss)	$14,793	$(105,196)

Net income per common share
Basic and diluted	$.00	$(.01)
Weighted average common shares outstanding
Basic and diluted	9,294,900	9,264,900

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, (UNAUDITED)

	2010	2009

Sales, net	$166,180	$88,440

Selling, General and administrative expenses	150,686	134,802
Income (loss) from operations	15,494	(46,362)

Net income (loss)	$15,494	$(46,362)

Net income per common share
Basic and diluted	$.00	$(.00)
Weighted average common shares outstanding
Basic and diluted	9,294,900	9,264,900

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009 (UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$14,793	$(105,196)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	4,405	4,405
		-
Increase / (decrease) in current liabilities:
Accounts payable	(17,952)	27,758

Total Adjustments	(13,547)	31,983

Net cash provided/(used) by operating activities	1,246	(73,213)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of infinite life intangibles		(7,000)
Net cash used by investing activities		(7,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	11,000	69,370
Security deposit	2,200
Net cash used by financing activities	13,200	69,370

Net change in cash and cash equivalents	14,446	(10,843)
Cash and cash equivalents, beginning balance	923	10,971
Cash and cash equivalents, ending balance	$15,369	$(128)

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$-	$-

Interest payments	$-	$-

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2009	9,272,900	$9,273	$224,378	$(230,328)	$3,323

Sale of common stock	22,000	22	10,978		11,000
Net loss for the period ending, September 30, 2010				14,793	14,793

Balance – September 30, 2010	9, 294,900	$9,295	$235,356	$(215,535)	$29,116

Balance - December 31, 2008	9,126,160	$9,126	$151,155	$(117,510)	$42,771

Sale of common stock	146,740	147	73,223		73,370
Net loss for the period ending, December 31, 2009				(112,818)	(112,818)

Balance – December 31, 2009	9,272,900	$9,273	$224,378	$(230,328)	$3,323

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As of September 30, 2010, the Company has not recognized significant revenue to date and has accumulated operating losses of approximately $216,000.  The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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
SEPTEMBER 30, 2010

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

Long-Lived Assets

Since inception, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.”  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Company believes that, as of September 30, 2010, there were no significant impairments of its long-lived assets.

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangibles (Continued)

	9/30/2010	12/31/2009
Website and Trademarks	5,950	5,950

Accumulated amortization	(4,351)	(2,864)

Totals	1,599	3,086

Amortization expenses were $1,488 for the nine months ended September 30, 2010.

Future amortization expense for the company’s finite life intangible assets is estimated to be:

12/31/2010	$497
12/31/2011	$1,102
$1,599

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

Note 3 – INCOME TAXES

The Company, through its operations in the United States had incurred net accumulated operating losses of approximately $216,000 as of September 30, 2010 for income tax purposes. However, a forty percent allowance has been created on the deferred tax asset of approximately $86,400 due to uncertainty of its realization.

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 4 – COMMITMENTS

The Company leases office space for $1,075 per month. Company signed an 18 month lease agreement from January 1, 2010 to June 30, 2011.
Minimum lease commitments:
Total                   $9,675

Note 5 – PROPERTY, PLANT & EQUIPMENT

Computer equipment depreciated over 5 years using straight line method.

	6/30/2010	12/31/2009
Computer Equipment	$19,450	$19,450
Accumulated Depreciation	(9,413)	(6,496)
Total	$10,037	$12,954

Total depreciation expense was $2,917 and $2,917 for the nine months ended September 30, 2010 and September 31, 2009, respectively.

Note 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events after the balance sheet date of September 30, 2010 through filing of this report, and has determined all material subsequent events have been disclosed.

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

Plan of Operation
Our management believes that establishing our brand name is imperative to our ability to continue as a going concern. Establishing our presence on the Internet is critical to reaching potential customers. We have developed our website which is located at “www.igenii.com”where we have established our web presence and offer information about our company. Our website is expected to serve as our primary method of generating sales. Our officers and directors design our site at no charge to us and we anticipate that it will cost the Company approximately $1,000 over the next 12 month for the maintenance of our website. We expect to continuously upgrade and refine the site as we deem necessary and as our funds permit.
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

Our management believes that our cash on hand as of September 30, 2010 in the amount of $15,369 will not be sufficient to maintain our current level of operations for the next 12 months. For the three month ended September 30, 2010, the Company generated $166,180 in revenues and a net income of $15,494 and a net loss of $46,362 for the three month ended September 30, 2009. If continue to realize gross margins as reflected in our financial statements accompanying this report, we may need to raise additional capital by issuing equity or debt securities in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Results of Operations

During the fiscal quarter ended September 30, 2010, the Company’s net sales amounted to $166,180, and the cost of sales, was $150,686. The Company had an accumulated loss from operation of $215,536, a significant portion of which is attributed to sales and development expenses, as well as, the result of professional services in connection with the filing of our Registration Statement, which was filed with the Securities and Exchange Commission on July 18, 2008.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2010 reflects cash balance of $15,369. Cash from inception to date has been sufficient to provide the capital necessary to operate.
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

Going Concern Consideration

iGenii is an early stage company. For the three month ended September 30, 2010, the Company generated $166,180 in revenues and a net income of $15,494. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Internal Controls Over Financial Reporting

During the quarter ended September 30, 2010, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

There was no matter submitted to a vote of security holders during the fiscal quarter September 30, 2010.

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

iGENII, INC .

Dated: November 8, 2010

	By:	/s/ Ross Lavnikevich
	Name:	Ross Lavnikevich
	Title:	President, Chief Executive Officer, and Director (Principal Executive Officer)

	By:	/s/ Rafael Abdurachmanov
	Name:	Rafael Abdurachmanov
	Title:	Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)