Form 10-K
period 2010-12-31
iGenii, Inc.
filed 2011-04-12
CIK 1441573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 333-152775
iGenii, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-2046163 (IRS Employer Identification No.)
40 Exchange Place, New York, NY (Address of Principal Executive Offices)	10005 (Zip Code)
(212) 932-7483 (Registrant’s Telephone Number, Including Area Code)

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐    No ☒

         As of March 29, 2011 9,295,200 shares of common stock, par value $0.001 per share, were outstanding.

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

Target Markets and Marketing Strategy
Our operational activities since our incorporation on February 22, 2008 consist primarily of direct telephone sales of our products mainly to small businesses and individuals.  We mainly sell inexpensive web sites, hosting and search engine optimization. During the next 12 months, we will continue our marketing efforts toward executing our strategy in low end internet market. We also hope to target larger private and government   end-users, via RFP’s

Our other marketing initiatives will include the following: placement of print advertisements in small business, entrepreneurial, and special interest magazines; placement of advertisements and links to our website in industry focused websites; promoting our products at industry tradeshows and cable TV advertisements. We believe that these marketing initiatives will optimize our access.  We hope to execute our marketing strategy with the assistance of sales representatives we intend to hire or by engaging an outside marketing firm. In addition, with our website now operational we intend to execute an internet specific marketing campaign. Such marketing would include "pay-per-click" keyword campaigns on major search engines such as Google and Yahoo and Search Engine Optimization ("SEO"). SEO is the process of improving the volume and quality of traffic to a web site from search engines via "natural" ("organic" or "algorithmic") search results for targeted keywords. Usually, the higher a site "ranks", the more searchers will visit that site. SEO means ensuring that web sites are accessible to search engines and are focused in ways that help improve the chances they will be found. An organic search is a process by which internet users find web sites having unpaid search engine listings, as opposed to using the pay per click (PPC) advertisement listings displayed among the search results. Our marketing initiatives will create brand awareness and should help drive traffic to our website. We estimate that the marketing expenses for the next 12 months will be approximately $10,000,000 in order to reach our targeted audience; our management thinks that we have the window of opportunity to reach former Yellow Pages clientele, that naturally needs iGenii’s SEO service.

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
We have 13 employees.

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

2.           The revenue of our business model is proven and our success is dependent on our ability to develop and then expand our customer base.
Our business model is to generate revenues from the sale of web development and SEO to small and medium size private businesses. Our business model is new, and our ability to generate revenue is unproven. During the fiscal year ended December 31, 2010, a significant portion of our revenues was generated from sales under $200. It is not possible for us to predict the future level of demand for our products that will be generated by these customers or the future demand for the products in the end-user marketplace. Our success is dependent on our ability to develop and then expand our customer base. We believe that we are able to generate more revenues; we will be able to earn higher profits and continue operations.  The past history upon which we base our assumption as to the likelihood that we will prove successful, and we can provide investors with assurance that we will generate bigger operating revenues and will achieve greater operating profitability.

3.           We do not require additional funding in the future and our operations generate sufficient cash flow to maintain and grow current operation.
For the year ended December 31, 2010, we had gross revenues of $573,353and selling, general, and administrative expenses of $552,756and net income of $20,597.  If we continue to realize similar gross margins, we will continue to generate sufficient cash flow and will be able to fund our operating expenses over the next twelve months. We constantly increasing our sales force in order to continuously increase sales and thereby increase our cash position.

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
Our Certificate of Incorporation authorizes the issuance of 95,000,000 shares of common stock, par value $0.001 per share, of which 9,272,900 shares are issued and outstanding. Therefore we would ask SEC to authorize more shares to be issued.  The future issuance of shares of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.
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
The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:
●	that a broker or dealer approve a person's account for transactions in penny stocks; and
●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.
In order to approve a person's account for transactions in penny stocks, the broker or dealer must:
●	obtain financial information and investment experience objectives of the person; and
●
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

  The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:
●	sets forth the basis on which the broker or dealer made the suitability determination; and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.
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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
The Company’s leases 1,700 sq. feet office, located at 40 Exchange Place, New York, NY 10005. Company pays $2,800 rent on 60 month lease.

ITEM 3.  LEGAL PROCEEDINGS
There is no litigation pending or threatened by or against the Company.  The Company may become involved in legal proceedings in the ordinary course of its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of the Company’s shareholders during the fiscal year ended December 31, 2010.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
Our Registration Statement, as filed with the SEC on Form S-1 on August 21, 2008, was declared effective by the SEC on August 28, 2008. Company registered with FINRA and received Ticket Symbol IGNI on January 13, 2011.
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
RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM UNREGISTERED SECURITIES
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of December 31, 2010, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 9,295,200 shares of our common stock issued and outstanding as of December 31, 2010.  We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.  Unless otherwise indicated, the address of each person listed is c/o iGenii Inc., 40 Exchange Place, New York, NY 10005.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Ross Lavnikevich	Common Stock	3,038,740	32.69%

Rafael Abdurachmanov	Common Stock	2,502,000	26,92%

Rafael Mordukhaev	Common Stock	3,194,000(1)	35.36%

Directors and Officers as a Group (3 person)	Common Stock	8,712,000	93.97%

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 19, 2010 Ross Lavnikevich, our President, Chief Executive Officer and a director, purchased 10,000 common shares for the aggregate consideration of $5,000.  This transaction was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.  Mr. Lavnikevich was our officer and director and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering As of December 31, 2010 Ross Lavnikevich owned 3,038,740 shares of our common stock.

On July 19, 2010 Rafael Mordukhaev, our Secretary, Treasurer and a director purchased 10,000 common shares for the aggregate consideration of $5,000.   This transaction was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.  Mr. Mordukhaev was our officer and director and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering. As of December 31, 2010 Rafael Mordukhaev owned 3,130,000 shares of our common stock.

On July 16, 2010 Rafael Abdurachmanov, our Chief Financial Officer and a director, director purchased 2,000 common shares for the aggregate consideration of $1,000.  This transaction was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.  Mr. Abdurachmanov was our officer and a director and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering. As of December 31, 2010 Rafael Abdurachmanov owned 2,502,000 shares of our common stock.

ITEM 6.  SELECTED FINANCIAL DATA
The Company is not subject to this requirement since it is a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS
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

Business Overview
iGenii is a full service internet provider. We are involved in all phases of web development, hosting and search engine optimization for wide variety of business from small mom-and-pop shops to big multi-nationals, we also serve non-for-profit and governmental entities. iGenii developed SEP or Search Engine Positioning formula that allows businesses to be placed on 1st page of Google’s natural or organic search  in relevant business category. We are working on supplanting Yellow Pages’ service in Local Business Search.

Results of Operation
For the year ended December 31, 2010, we had gross revenues of $573,353, representing an increase of $203,268, or 65% compare to the year ended December 31, 2009. We increased our sales force which allowed us to increase drastically sale and profit margins. We are constantly working on increasing our sales force and our ability to reach more clientele and to enlarge our customer base.

The selling, general and administrative expenses were $552,756 for the fiscal year ended December 31, 2010 compared to $482,903 for the year ended December 31, 2009. The production efficiency allowed Company to increase its cost by $90,449 or only 19% from prior year expenses. We hope to maintain our ability to keep costs of sale under control in next 12 month.

For the year ended December31, 2010 Company was able to generate net profit of $20,597, compared to net loss of $112,818 for the fiscal year ended December 31, 2009. The increase in gross profit of $133,415 was due to better sales performance and greater cost savings and production efficiencies. This allowed Company to reduce its Current Liabilities to $21,389 from $39,890 and to increase its cash position to $21, 796 from $923 by the end of the fiscal year ended December 31, 2010. We hope to maintain positive momentum and increase Company’s profitability in the next 12 months.

Liquidity and Capital Resources
Our cash increased to $21,795, as compare to $923 on December 31, 2009.
In 2010 Company sold common stock for $11,300. The proceeds from the sale of the shares were used to fund our accounts payable from prior years among others, professional fees, insurance, payroll and office expenses.  Managements believe that company should operate without loans and therefore asked majority stakeholders to purchase additional shares.  We believe that funds generated by current operations will be sufficient to fund our operating expenses over the next twelve months. If our operating revenues during the next twelve months are similar to those of the previous twelve months, we will be able to finance our continued operations from our operating revenues and will have no need to raise the funds to pay for these expenses.  We have no need to borrow money from shareholders or issue debt at present and 12 next month and therefore we currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our ability to raise funds for a marketing program will be limited to equity financing through the sale of additional shares.

We believe that our current cash position, our increase in sales and commitments from officers, Directors and current stockholders we will have sufficient working capital for the next 12 months.

Critical Accounting Policies and Estimates
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

Long-Lived Assets
Since inception, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.”  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Company believes that, as of December 31, 2010, there were no significant impairments of its long-lived assets.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING ANDFINANCIAL DISCLOSURES
Acquavella, Chiarelli, Shuster, Berkower & Co. is our auditors. There have not been any changes in or disagreements with accountants on accounting and financial disclosure or any other matter.

ITEM 9A(T).  CONTROLS AND PROCEDURES
Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

- pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

- provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and

- provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, the Company assessed the effectiveness of the internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment and on those criteria, the Company concluded that a material weakness exists in the internal controls as of December 31, 2010.

A material weakness in the Company’s internal controls exists in that, beyond the Company’s CFO there is a limited financial background amongst other executive officers or the board of directors. This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of the material weaknesses described above, our management concluded that as of December 31, 2010, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in internal control

There were no changes in the small business issuer’s internal control over financial reporting identified in connection with the company evaluation required by paragraph (3) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the small business issuer’s fiscal year that has materially affected or is reasonably likely to materially affect the small business issuer’s internal control over financial reporting.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers
Set forth below is certain information relating to our current sole director and executive officer, including his name, age, and business experience.

Name and Business Address	Age	Position

Ross Lavnikevich	43	President, Chief Executive Officer and Director

Rafael Abdurachmanov	46	Chief Financial Officer and Director

Rafael Mordukhaev	46	Treasurer, Secretary and Director

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

Outstanding Equity Awards
During the fiscal year ended December 31, 2010, none of our directors or executive officers held unexercised options, stock that had not vested, or equity incentive plan awards.

ITEM 11. PRINCIPAL ACCOUNTANT FEES AND SERVICES
AUDIT FEES
The aggregate fees billed for professional services rendered by our principal accountant for the audit of our financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements during the years ended December 31, 2010 and 2009 were $14,000 and $10,000 each respectively.
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

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2011.

REGISTRANT

iGenii, Inc.

By:	/s/ Ross Lavnikevich
Name:	Ross Lavnikevich
Title:	President, Chief Executive Officer, and Director (Principal Executive Officer)

By:	/s/ Rafael Abdurachmanov
Name:	Rafael Abdurachmanov
Title:	Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

iGENII, INC.
FINANCIAL STATEMENTS
(AUDITED)
DECEMBER 31, 2010

ACSB Acquavella, Chiarelli, Shuster, Berkower & Co., LLP

517 Route One	C e r t i f i e d P u b l i c A c c o u n t a n t s a n d A d v i s o r s	330 7th Avenue
Iselin, New Jersey 08830		Suite 202
732. 855.9600		New York, NY 10001
Fax:732.855.9559		212.867.1319
www.acsbco.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
iGENII, Inc.

We have audited the accompanying balance sheets of iGENII, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for the two years ended.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that out audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iGENII, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ ACQUAVELLA, CHIARELLI, SHUSTER, BERKOWER & CO., LLP

New York, New York
April 8, 2011

New York	●	New Jersey	●	San Francisco	●	Los Angeles	●	Cayman Islands

iGENII, INC.
BALANCE SHEETS (AUDITED)
AS OF DECEMEBER 31,

	2010	2009
ASSETS

Current Assets
Cash and cash equivalents	$21,796	$923

Total Current Assets	21,796	923

Equipment , net	9,710	12,954
Intangibles, net	1,103	3,086
Infinite life intangibles	22,000	22,000
Security deposit	2,000	4,200

Total Assets	$56,608	$43,163

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$21,389	$39,840

Total Current Liabilities	21,389	39,840

Stockholders’ Equity

Common stock, $.001 par value, 95,000,000 shares authorized, 9,295,200 and 9,272,900 issued and outstanding, respectively	9,295	9,273
Preferred stock, 5,000,000 shares authorized	-	-
Additional paid in capital	235,656	224,378
Accumulated deficit	(209,732)	(230,328)

Total Stockholders’ Equity	35,219	3,323

Total Liabilities and Stockholders’ Equity	$56,608	$43,163

The accompanying notes are an integral part of these financial statements.

3

iGENII, INC.
STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, (AUDITED)

	2010	2009

Sales, net	$573,353	$370,085

Selling, general and administrative expenses	552,756	482,903
Income (loss) from operations	20,597	(112,818)

Net income (loss)	$20,597	$(112,818)

Net income per common share
Basic and diluted	$.00	$(.01)
Weighted average common shares outstanding
Basic and diluted	9,282,750	9,206,425

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, (AUDITED)

	2010		2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)		$20,597		$(112,818)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		5,907		5,875
Security deposit		2,200		(2,000)
Increase / (decrease) in current liabilities:
Accounts payable		(18,452)		32,525

Total Adjustments		(10,345)		36,400

Net cash provided/(used) by operating activities		10,252		(76,418)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment		(680)		-
Purchase of infinite life intangibles				(7,000)
Net cash used by investing activities		(680)		(7,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock		11,300		73,370
Collection of subscriptions receivable
Net cash used by financing activities		11,300		73,370

Net change in cash and cash equivalents		20,872		(10,048)
Cash and cash equivalents, beginning balance		923		10,971
Cash and cash equivalents, ending balance		$21,795		$923

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$		$

Interest payments		$-		$-

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 (AUDITED)

			Additional	Retained Earnings	Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity/ (Deficit)

Balance - December 31, 2008	9,126,160	$9,126	$151,155	$(117,510)	$42,771

Sale of common stock	146,740	147	73,223		73,370

Net loss				(112,818)	(112,818)

Balance – December 31, 2009	9,272,900	$9,273	$224,378	$(230,328)	$3,323

Sale of common stock	22,300	22	11,278		11,300

Net income				20,597	20,597

Balance – December 31, 2010	9,295,200	$9,295	$235,656	$(209,731)	$35,220

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 1 - ORGANIZATION

iGenii, Inc. was incorporated on February 22, 2008 under the laws of the State of Delaware.  The Company is now engaged in Internet consulting business. The Company exists to provide fast, reliable technical assistance to any business entity in order to achieve meaningful internet presence. The nature of company’s business allows company to deal with clients all over US and worldwide. Presently majority of our clients are US based entities.

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
DECEMBER 31, 2010

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

Long-Lived Assets

Since inception, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.”  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Company believes that, as of December 31, 2010, there were no significant impairments of its long-lived assets.

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

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
Website and trademarks
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

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangibles (Continued)

	12/31/2010	12/31/2009

Website and Trademarks	5,950	5,950

Accumulated amortization	(4,847)	(2,864)

Totals	1,103	3,086

Amortization expenses were $1,983 for the twelve months ended December 31, 2010.
Future amortization expense for the company’s finite life intangible assets is estimated to be:

12/31/2011	$1,103
$1,103

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

Recent Accounting Pronouncements

No new accounting pronouncements issued or effective during the fiscal year has had or is expected to have a material impact on the financial statements.

Note 3 – COMMITMENTS

On January 6, 2011 the Company sign new leases starting February 15, 2011 for five year until February 2016. Rent expenses were $13,382 and $13,174 for the twelve months ended December 31, 2010 and December 31, 2009, respectively.
Minimum lease commitments are as follows:
2011	$31,875
2012	$35,800
2013	$36,990
2014	$38,100
2015	$39,241
Thereafter	$3,278

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 4 – INCOME TAXES
The Company, through its operations in the United States had incurred net accumulated operating losses of approximately $210,000 as of December 31, 2010 for income tax purposes. However, a valuation  allowance has been created to the extent of the amount of the deferred tax asset of approximately $84,000 due to uncertainty of its realization. The Company’s current tax provision is $8,200 offset by a reduction in the net tax asset.

Note 5 – PROPERTY, PLANT & EQUIPMENT
Computer equipment depreciated over 5 years using straight line method.

	12/31/2010	12/31/2009

Computer Equipment	$20,130	$19,450

Accumulated Depreciation	(10,420)	(6,496)
Total	$9,710	$12,954

Depreciation expenses were $3,924 and $3,890 for the twelve months ended December 31, 2010 and December 31, 2009, respectively.

Note 6 – COMMON STOCK
On July 20, 2010 the company sold 22,000 shares of common stock for $11,000, and an additional 300 shares of common stock for $300 on December 31, 2010.

Note 7 – RELATED PARTY TRANSACTIONS

During 2010 and 2009 the Company paid commissions to officers and directors of $21,345 and $0 in 2009.

Note 8 – SUBSEQUENT EVENTS
The Company got ticker symbol on January 13, 2011. The Company has evaluated subsequent events after the balance sheet date of December 31, 2010 through filing of this report, and has determined all material subsequent events have been disclosed.

On January 13, 2011 the company sold 400 shares for $400.

On February 22, 2011, the board of directors of the Company adopted stock incentive plan as well as stock option plan under which eligible key employees, officers, directors, consultants and agents of the Company may acquire shares of common stock of the Company Accordingly, the Company reserves 5,000,000 shares of common stock for issuance under Stock Incentive Plan and a maximum of 5,000,000 shares of common stock for issuance under Stock Option Plan.

On February 22, 2011, the board of directors of the Company granted 90,000 options were issued to three officers of the Company. In addition the board of directors of the Company issued 16,400 restricted shares of the Company’s common stock to 17 employees and contractors as compensation.

