Form 10-Q
period 2011-03-31
iGenii, Inc.
filed 2011-05-23
CIK 1441573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-152775

iGENII, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	26-2046163
(State of incorporation)	(IRS Employer ID Number)

40 Exchange Place,
Suite 401
New York, New York 10005
(Address of principal executive offices)

(212) 932- 7483

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

As of May 16, 2011, 9,312,000 shares of common stock, par value $0.001 per share, were outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

iGENII, INC.
FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2011

iGENII, INC.
BALANCE SHEETS

	March 31, 2011 (Unaudited)	Dec. 31,2010 (Audited)
ASSETS
Current Assets

Cash and cash equivalents	$11,184	$21,796
Total Current Assets	11,184	21,796

Equipment , net	9,842	9,710
Intangibles, net	607	1,103
Infinite life intangibles	22,000	22,000
Security deposit	5,600	2,000
Total Assets	$49,233	$56,608

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$26,066	$21,389

Total Current Liabilities	26,066	21,389

Stockholders’ Equity

Common stock, $.001 par value, 95,000,000 shares authorized, 9,312,000and 9,295,200 issued and outstanding, respectively	9,312	9,295
Preferred stock, 5,000,000 shares authorized	-	-
Additional paid in capital	342,439	235,656
Retained deficit	(328,584)	(209,732)
Total Stockholders’ Equity	23,167	35,219

Total Liabilities and Stockholders’ Equity	$49,233	$56,608

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31

	2011	2010
Sales	$164,603	$120,871

Selling, General and administrative expenses	283,455	116,100
Income (loss) from operations	(118,852)	4,771

Net income (loss)	$(118,852)	$4,771

Net income per common share
Basic and diluted	$.00	.00
Weighted average common shares outstanding
Basic and diluted	9,303,600	9,272,900

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDING MARCH 31, 2011 AND DECEMBER 31, 2010

	2011		2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)		$(118,852)	$4,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		1,561	1,469
Stock Based Compensation		106,400
Security deposit		(3,600)	2,200
Increase / (decrease) in current liabilities:
Accounts payable		4,679	(2,590)

Total Adjustments		109,040	1,079

Net cash provided/(used) by operating activities		(9,812)	5,850

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computers		(1,200)

Net cash used by investing activities		(1,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock		400

Net cash used by financing activities		400

Net change in cash and cash equivalents		(10,612)	5,850
Cash and cash equivalents, beginning balance		21,796	923
Cash and cash equivalents, ending balance		$11,184	$6,773

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$		$-
Interest payments		$-	$-

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDING MARCH 31, 2011

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance - December 31, 2010	9,295,200	$9,295	$235,656	$(209,732)	$35,219

Stock issued for services	16,400	16	16,384		16,400

Stock option expense			90,000		90,000

Sale of common stock	400	1	399		400
Net loss for the period ending March 31, 2011				(118,852)	(118,852)

Balance – March 31, 2011	9,312,000	$9,312	$342,439	$(328,584)	$23,167

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

Note 1 - ORGANIZATION

iGenii, Inc. was incorporated on February 22, 2008 under the laws of the State of Delaware.  The Company is now engaged in Internet consulting business. The Company exists to provide fast, reliable technical assistance to any business entity in order to achieve meaningful internet presence. The nature of company’s business allows company to deal with clients all over US and worldwide. Presently the majority of our clients are US based entities.

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
MARCH 31, 2011

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

There are no estimated loss contingencies at March 31, 2011.

Long-Lived Assets

Since inception, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.”  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Company believes that, as of March 31, 2011, there were no significant impairments of its long-lived assets.

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

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

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangibles (CONTINUED)

	3/31/2011	12/31/2010
Website and Trademarks	5,950	5,950

Accumulated amortization	(5,343)	(4,847)

Totals	607	1,103

Amortization expenses was $496 for three month ended March 31, 2011.Future amortization expense for the company’s finite life intangible assets is estimated to be:

12/31/2011                      $ 607

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

Note 3 – COMMITMENTS

On January 6, 2011 the Company signed new leases starting February 15, 2011 for five year until February 2016. Rent expenses were $5,875 and $13,382 for the three months ended March 31, 2011 and the twelve months ended December 31, 2010, respectively.
Minimum lease commitments are as follows:
2011             $31,875
2012             $35,800
2013             $36,990
2014             $38,100
2015             $39,241
Thereafter   $  3,278

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

Note 4 – INCOME TAXES
The Company, through its operations in the United States had incurred net accumulated operating losses of approximately $220,000 as of March 31, 2011 for income tax purposes. However, a valuation allowance has been created to the extent of the amount of the deferred tax asset of approximately $88,000 due to uncertainty of its realization.

Note 5 – PROPERTY, PLANT & EQUIPMENT
Computer equipment depreciated over 5 years using straight line method.

	3/31/2011	12/31/2010

Computer Equipment	$21,330	$20,130
Accumulated Depreciation	(11,488)	(10,420)
Total	$9,842	$9,710

Depreciation expenses were $1,066 and $972 for the 3 months ended March 31, 2011 and 2010, respectively.

Note 6 – COMMON STOCK
From January 1 to March 31, 2011 Company sold 400 shares of common stock for $400

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

On February 22, 2011, the board of directors of the Company granted 90,000 options were issued to three officers of the Company. Options vested on March 1, 2011. In addition the board of directors of the Company issued 16,400 restricted shares of the Company’s common stock to 17 employees and contractors as compensation.

Note 7 – RELATED PARTY TRANSACTIONS

For the first three months of 2011 the Company paid $8,948 commissions to its officers.

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

Note 8 - STOCK BASED COMPENSATION

Equity Incentive Plans

On February 22, 2011 the stockholders approved the adoption of The Company’s 2011 Employee Stock Option Plan. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options (“ISOs”) under Section 422 of the Internal Revenue Code of 1986 (the”Code”) or which are not (“Non-ISOs”) intended to qualify as Incentive Stock Options thereunder. The maximum number of options made available for issuance under the Plan are five million (5,000,000) options. The options may be granted to officers, directors, employees or consultants of the Company and its subsidiaries at not less than 100% of the fair market value of the date on which options are granted. The term of each Option granted under the Plan shall be contained in a stock option agreement between the Optionee and the Company.

The Board of Directors or a committee thereof, administers all of the equity incentive plans and determines the terms of options granted, including the exercise price, the number of shares subject to individual option awards and the vesting period of options, within the limits set forth in the plans. Options have a maximum term of 10 years and vest as determined by the Board of Directors.

In February 2011 the board approved the issuance of 90,000 options of the Company’s common stock to various officers and directors of the company at an exercise price of $1.00 which vest immediately. The Company recorded stock base compensation expense of $90,000 for the three months ended March 31, 2011.

The weighted-average fair value per share of the options granted during first quarter of 2011 was estimated on the date of grant using the Black-Scholes-Merton option pricing model; the following assumptions were used to estimate the fair value of the options at grant date based on the following:

	Three months ended March 31,
	2011	2010
Risk-Free interest rate	3.37%	-
Expected dividend yield	-	-
Expected stock price volatility	298%
Expected life	10 years
Weighted average fair value of options granted	$1.00	$-

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

			Weighted
			average
	Number	Number	remaining	Weighted
	of Options	of Options	contractual	Average
	Available	Outstanding	Term	Exercise Price
Balance February 22,2011	5,000,000	0		$

Options granted under plan	90,000	90,000	10 years	1.00
Options expired under plan	-	-	-	-

Balance March 31, 2011	4,910,000	90,000	9.75 years	$1.00

Information pertaining to options outstanding at March 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life	Price	Exercisable	Price
$1.00	90,000	9.75 years	$1.00	90,000	$1.00

Note 9 - SUBSEQUENT EVENTS

For the three months ended March 31, 2011, the Company has evaluated subsequent events for potential recognition and disclosure through May 16, 2011, the date of the financial statement issuance.

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

Employees
We have 13 employees.

Results of Operations

During the fiscal quarter ended March 31, 2011, the Company’s net sales amounted to $164,603, and the cost of sales, was $283,455. The Company had an accumulated loss from operation of $328,584, a significant portion of which is attributed to sales and development expenses, stock option expenses as well as, the result of professional services in connection with the filing of our Registration Statement, which was filed with the Securities and Exchange Commission on July 18, 2008.

Liquidity and Capital Resources

Our balance sheet as of March 30, 2011 reflects cash balance of $11,184. Cash on hand may be sufficient to provide the capital necessary to operate, nevertheless an additional fundraising may be needed.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this  Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud if any, within a company have been detected.

Management has determined that, as of March 31, 2011, there were material weaknesses in our internal controls as of March 31, 2011.   This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.  In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  As a result of the material weaknesses described above, our management concluded that as of March 31, 2010, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

Changes in internal control

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the 2011 Quarter ended March 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the 2011 Quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal  controls over financial reporting.

Internal Controls Over Financial Reporting

During the quarter ended March 31, 2011, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

iGENII, INC .

Dated: May 23, 2011

	By:	/s/ Ross Lavnikevich
	Name:	Ross Lavnikevich
	Title:	President, Chief Executive Officer, and Director (Principal Executive Officer)

	By:	/s/ Rafael Abdurachmanov
	Name:	Rafael Abdurachmanov
	Title:	Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)