Form 10-Q
period 2011-06-30
iGenii, Inc.
filed 2011-08-22
CIK 1441573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2011

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
Yes ☐   No ☒

As of August 15, 2011, 9,312,000 shares of common stock, par value $0.001 per share, were outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

iGENII, INC.
FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2011

iGENII, INC.
BALANCE SHEETS

	June 30, 2011	Dec. 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current Assets

Cash and cash equivalents	$6,437	$21,796
Total Current Assets	6,437	21,796

Equipment, net	8,777	9,710
Intangibles, net	110	1,103
Infinite life intangibles	22,000	22,000
Security deposit	5,600	2,000
Total Assets	$42,924	$56,608

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$35,151	$21,389
Total Current Liabilities	35,151	21,389

Stockholders’ Equity

Common stock, $.001 par value, 95,000,000 shares authorized, 9,312,000and 9,295,200 issued and outstanding, respectively	9,312	9,295
Preferred stock, 5,000,000 shares authorized	-	-
Additional paid in capital	342,439	235,656
Accumulated deficit	(343,978)	(209,732)
Total Stockholders’ Equity	7,773	35,219
Total Liabilities and Stockholders’ Equity	$42,924	$56,608

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30

	2011	2010
Sales	$344,622	$241,551

Selling, General and administrative expenses	478,869	242,252
Income (loss) from operations	(134,247)	(701)

Net income (loss)	$(134,247)	$(701)

Net income per common share
Basic and diluted	$(.01)	.00
Weighted average common shares outstanding
Basic and diluted	9,303,600	9,272,900

iGENII, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30

	2011	2010
Sales	$180,019	$120,680

Selling, General and administrative expenses	195,414	126,153
Income (loss) from operations	(15,395)	(5,473)

Net income (loss)	$(15,395)	$(5,473)

Net income per common share
Basic and diluted	$.00	.00
Weighted average common shares outstanding
Basic and diluted	9,312,000	9,272,900

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDING JUNE 30, 2011 AND JUNE 30, 2010

	2011		2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)		$(134,247)	$(701)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		3,125	2,937
Stock Based Compensation		106,400
Increase / (decrease) in current liabilities:
Accounts payable		13,763	(2,602)
Security deposit		(3,600)	2,200
Total Adjustments		119,688	2,535

Net cash provided/(used) by operating activities		(14,559)	1,834

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computers		(1,200)
Net cash used by investing activities		(1,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock		400
Net cash used by financing activities		400

Net change in cash and cash equivalents		(15,359)	1,834
Cash and cash equivalents, beginning balance		21,796	923
Cash and cash equivalents, ending balance		$6,437	$2,757

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$		$542
Interest payments		$-	$-

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

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

Interim Condensed Financial Statements

The condensed financial statements as of June 30, 2011 and for the six  months ended June 30, 2011 are unaudited.   In the opinion of management, such condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the financial position and the results of operations.   The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The interim condensed financial statements should be read in conjunction with the audited financial statements for the year end December 31, 2010 appearing in Form 10K filed on April 12, 2011.

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
JUNE 30, 2011

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

Long-Lived Assets

Since inception, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.”  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Company believes that, as of June 30, 2011, there were no significant impairments of its long-lived assets.

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

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

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

Note 3 – INCOME TAXES
The Company, through its operations in the United States had incurred net accumulated operating losses of approximately $344,000 as of June 30, 2011 for income tax purposes. However, a valuation allowance has been created to the extent of the amount of the deferred tax asset of approximately $138,000 due to uncertainty of its realization.

Note 4 – COMMON STOCK
From January 1 to June 30, 2011 Company sold 400 shares of common stock for $400

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

Note 5 – RELATED PARTY TRANSACTIONS

For the first six months of 2011 the Company paid $17,898 commissions to its officers.

Note 6 – SUBSEQUENT EVENTS
For the six months ended June 30, 2011, the Company has evaluated subsequent events for potential recognition and disclosure through August 22, 2011, the date of the financial statement issuance.

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

Note 7 - STOCK BASED COMPENSATION

Equity Incentive Plans

On February 22, 2011 the stockholders approved the adoption of The Company’s 2011 Employee Stock Option Plan. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options (“ISOs”) under Section 422 of the Internal Revenue Code of 1986 (the “Code”) or which are not (“Non-ISOs”) intended to qualify as Incentive Stock Options thereunder. The maximum number of options made available for issuance under the Plan are five million (5,000,000) options. The options may be granted to officers, directors, employees or consultants of the Company and its subsidiaries at not less than 100% of the fair market value of the date on which options are granted. The term of each Option granted under the Plan shall be contained in a stock option agreement between the Optionee and the Company.

 The Board of Directors or a committee thereof, administers all of the equity incentive plans and determines the terms of options granted, including the exercise price, the number of shares subject to individual option awards and the vesting period of options, within the limits set forth in the plans. Options have a maximum term of 10 years and vest as determined by the Board of Directors.

In February 2011 the board approved the issuance of 90,000 options of the Company’s common stock to various officers and directors of the company at an exercise price of $1.00 which vest immediately. The Company recorded stock base compensation expense of $90,000 for the six months ended June 30, 2011.

The weighted-average fair value per share of the options granted during first quarter of 2011 was estimated on the date of grant using the Black-Scholes-Merton option pricing model; the following assumptions were used to estimate the fair value of the options at grant date based on the following:

	Six months ended June 30,
	2011	2010
Risk-Free interest rate	3.37%	-
Expected dividend yield	-	-
Expected stock price volatility	298%
Expected life	10 years
Weighted average fair value of options granted	$1.00	$-

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

	Number of Options Available	Number of Options Outstanding	Weighted average remaining contractual Term	Weighted Average Exercise Price
Balance February 22, 2011	5,000,000	0		$

Options granted under plan	90,000	90,000	10 years		1.00
Options expired under plan	-	-	-		-

Balance June 30, 2011	4,910,000	90,000	9. 5 years		$1.00

Information pertaining to options outstanding at June 30, 2011 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.00	90,000	9.5 years	$ 1.00	90,000	$1.00

Item 2.	Management’s Discussion and Analysis or Plan of Operations.

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

Employees
We have 13 employees.

Results of Operations

During the fiscal quarter ended June 30, 2011, the Company’s net sales amounted to $180,019 and showed 49.17% increase from net sales of $120,680 in the fiscal quarter ended June 30, 2010 due to the increase in sales force and higher prices charged for the services. The cost of sales amounted to $195,414 during 2nd quarter of 2011 and to $126,158 during 2nd quarter of 2010, which is equal to $69,256 or 54.90% increase. The increase in the cost of sales was attributed to higher payroll, office lease and advertisement payments.  Net loss for 2nd quarter of 2011was $15,395 and showed an increase of $9,922 or 181.29% from the corresponding quarter in 2010. The Company had an accumulated loss from operation of $343,978, a significant portion of which is attributed to sales and development expenses, stock option expenses as well as, the result of professional services in connection with the filing of our Registration Statement, which was filed with the Securities and Exchange Commission on July 18, 2008.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2011 reflects cash balance of $6,437. Cash on hands may be sufficient to provide the capital necessary to operate nevertheless an additional fundraising may be needed. Company conducts multiple activities in order to increase its capital resources for the next twelve months.

Net cash used by operations for the six months ended June 30, 2011 was $14,559 as compared to the net cash provided by operations of $1,834 for the same period ended June 30, 2010.  Net cash used in investing activities in the six months ended June 30, 2011 was $1,200 compared to $0 for the same prior year period. Purchases of computer equipment of $1,200 were made in the six months ended June 30, 2011 primarily large sales force in new location. No new computer equipment was purchased during the first six months of 2010.   Net cash provided by financing activities during the six months ended June 30, 2011 was $400 as compared to zero net cash provided by for financing activities for the same prior year period ended. All proceeds came from the sale of common stock.

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

Management has determined that, as of June 30, 2011, there were material weaknesses in our internal controls as of June 30, 2011.   This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.  In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  As a result of the material weaknesses described above, our management concluded that as of June 30, 2011, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

Changes in internal control

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the 2011 Quarter ended June 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the 2011 Quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal  controls over financial reporting

Internal Controls Over Financial Reporting

During the quarter ended June 30, 2011, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Unregistered Sales of Equity Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2008.

Item 5.	Other Information.

None

Item 6.	Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Ross Lavnikevich, the President, Chief Executive Officer and Director (attached hereto)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Rafael Abdurachmanov, the Chief Financial Officer and Director (attached hereto)

32.1	Section 1350 Certifications of Ross Lavnikevich, the President, Chief Executive Officer, and Director (attached hereto)

32.1	Section 1350 Certifications of Rafael Abdurachmanov, the Chief Financial Officer and Director (attached hereto)

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iGENII, INC.

Dated: August 15, 2011

By:	/s/ Ross Lavnikevich
Name:	Ross Lavnikevich
Title:	President, Chief Executive Officer, and Director (Principal Executive Officer)

By:	/s/ Rafael Abdurachmanov
Name:	Rafael Abdurachmanov
Title:	Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)