Form 10-Q/A
period 2011-06-30
iGenii, Inc.
filed 2011-09-19
CIK 1441573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

iGenii, Inc.  is filing this Amendment No. 1 (the “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, which was originally filed on August 22, 2011 (the “Original Filing”) for the sole purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). As required by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing.

No other changes have been made to the Original Filing. This Amendment No.1 does not reflect events that may have occurred subsequent to the Original Filing date, and does not modify or update in any way disclosures made in the Form 10-Q for the fiscal quarter ended June 30, 2011.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.	Exhibits

Exhibit No.	Description

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**XBRL (eXtensbile Business Reporting Language) interactive data files are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iGENII, INC.

Dated: September 19, 2011

By:	/s/ Ross Lavnikevich
Name:	Ross Lavnikevich
Title:	President, Chief Executive Officer, and Director (Principal Executive Officer)

By:	/s/ Rafael Abdurachmanov
Name:	Rafael Abdurachmanov
Title:	Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)