Form 10-K/A
period 2010-12-31
iGenii, Inc.
filed 2011-10-24
CIK 1441573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒	YEARLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-152775

iGENII, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State of incorporation)	26-2046163 (IRS Employer ID Number)

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

EXPLANATORY NOTE

iGenii, Inc.  is filing this Amendment No. 1 (the “Amendment No. 1”) to its Yearly Report on Form 10-K for the fiscal year ended December 31, 2010, which was originally filed on March 29, 2011 (the “Original Filing”) for the sole purpose of furnishing revised Signature.

No other changes have been made to the Original Filing. This Amendment No.1 does not reflect events that may have occurred subsequent to the Original Filing date, and does not modify or update in any way disclosures made in the Form 10-Q for the fiscal year ended December 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2011

iGENII, INC.

By:	/s/ Ross Lavnikevich
Ross Lavnikevich
President, Chairman of the Board of Directors and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ross Lanikevich, Rafael Abdurachmanov and Rafael Mordukhaev, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ross Lavnikevich	President, Chairman of the Board of Directors and Chief	March 29, 2011
Ross Lavnikevich	Executive Officer (Principal Executive Officer)

/s/ Rafael Abdurachmanov	Chief Financial Officer (Principal Financial and Accounting	March 29, 2011
Rafael Abdurachmanov	Officer) and Director

/s/ Rafael Mordukhaev	Treasurer and Director	March 29, 2011
Rafael Mordukhaev