Form 10-Q
period 2011-09-30
iGenii, Inc.
filed 2011-11-21
CIK 1441573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2011

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
Yes ☐      No ☒

As of November 13, 2011, 9,312,000 shares of common stock, par value $0.001 per share, were outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

iGENII, INC.
FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2011

iGENII, INC.
BALANCE SHEETS

	Sept. 30, 2011	Dec. 31,2010
	(Unaudited)
ASSETS
Current Assets

Cash and cash equivalents	$1,653	$21,796
Total Current Assets	1,653	21,796

Equipment, net	7,710	9,710
Intangibles, net	31	1,103
Infinite life intangibles	22,000	22,000
Security deposit	5,600	2,000

Total Assets	$36,994	$56,608

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$44,005	$21,389

Total Current Liabilities	44,005	21,389

Stockholders’ Equity

Common stock, $.001 par value, 95,000,000	9,312	9,295
shares authorized, 9,312,000 and 9,295,200 issued and outstanding, respectively
Preferred stock, 5,000,000 shares authorized	-	-
Additional paid in capital	342,439	235,656
Accumulated deficit	(358,762)	(209,732)
Total Stockholders’ Equity	(7,011)	35,219

Total Liabilities and Stockholders’ Equity	$36,994	$56,608

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30

	2011	2010
Sales	$533,300	$407,731

Selling, General and administrative expenses	682,330	392,938
Income (loss) from operations	(149,030)	14,793

Net income (loss)	$(149,030)	$14,793

Net income per common share
Basic and diluted	$(.02)	.00
Weighted average common shares outstanding
Basic and diluted	9,303,600	9,294,900

iGENII, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30

	2011	2010
Sales	$188,678	$166,180

Selling, General and administrative expenses	203,462	150,686
Income (loss) from operations	(14,784)	15,494

Net income (loss)	$(14,784)	$15,494

Net income per common share
Basic and diluted	$.00	.00
Weighted average common shares outstanding
Basic and diluted	9,312,000	9,294,900

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010

	2011		2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)		$(149,030)	$14,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		4,269	4,405
Stock Based Compensation		106,400
Increase / (decrease) in current liabilities:
Accounts payable		22,618	(17,952)
Security deposit		(3,600)	2,200
Total Adjustments		129,687	(11,347)

Net cash provided/(used) by operating activities		(19,343)	3,446

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computers		(1,200)

Net cash used by investing activities		(1,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock		400	11,000

Net cash used by financing activities		400	11,000

Net change in cash and cash equivalents		(20,143)	14,446
Cash and cash equivalents, beginning balance		21,796	923
Cash and cash equivalents, ending balance		$1,653	$15,369

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$		$-
Interest payments		$-	$-

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

Interim Condensed Financial Statements

The condensed financial statements as of September 30, 2011 and for the nine months ended September 30, 2011 are unaudited.   In the opinion of management, such condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the financial position and the results of operations.   The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The interim condensed financial statements should be read in conjunction with the audited financial statements for the year end December 31, 2010 appearing in Form 10K filed on April 12, 2011.

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
SEPTEMBER 30, 2011

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

Long-Lived Assets

Since inception, the Company adopted Statement of Financial Accounting Standards, FASB ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Company believes that, as of September 30, 2011, there were no significant impairments of its long-lived assets.

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

Statement of Financial Accounting Standard FASB ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with FASB ASC 605. Revenue is recognized at the date the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising.  The Company expenses all advertising costs as incurred.

 Income Taxes

The Company utilizes FASB ASC 740, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
Note 3 – INCOME TAXES

The Company, through its operations in the United States had incurred net accumulated operating losses of approximately $359,000 as of September 30, 2011 for income tax purposes. However, a valuation allowance has been created to the extent of the amount of the deferred tax asset of approximately $144,000 due to uncertainty of its realization.

Note 4 – COMMON STOCK

From January 1 to September 30, 2011 Company sold 400 shares of common stock for $400

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

Note 5 – RELATED PARTY TRANSACTIONS

For the first nine months of 2011 the Company paid $26,248 commissions to its officers and.

Note 6 – SUBSEQUENT EVENTS

For the nine months ended September 30, 2011, the Company has evaluated subsequent events for potential recognition and disclosure through November 13, 2011, the date of the financial statement issuance.

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

	Nine months ended Sept 30,
	2011	2010
Risk-Free interest rate	3.37%	-
Expected dividend yield	-	-
Expected stock price volatility	298%
Expected life	10 years
Weighted average fair value of options granted	$1.00	$-

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

			Weighted
			average
	Number	Number	remaining	Weighted
	of Options	of Options	contractual	Average
	Available	Outstanding	Term	Exercise Price
Balance February 22,2011	5,000,000	0		$

Options granted under plan	90,000	90,000	10 years	1.00
Options expired under plan	-	-	-	-

Balance September 30, 2011	4,910,000	90,000	9. 5 years	$1.00

Information pertaining to options outstanding at September 30, 2011 is as follows:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life	Price	Exercisable	Price
$1.00	90,000	9.25 years	$ 1.00	90,000	$ 1.00

Item 2.	Management’s Discussion and Analysis or Plan of Operations.

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

Employees

We have 13 employees.

Results of Operations

During the fiscal quarter ended September 30, 2011, the Company’s net sales amounted to $188,678 and showed 13.53% increase from net sales of $166,180 in the fiscal quarter ended September 30, 2010 due to the increase in sales force and higher prices charged for the services. The selling, general and administrative expenses amounted to $203,462 during 3nd quarter of 2011 and to $150,686 during 3nd quarter of 2010, which is equal to $52,776 or 35.02% increase. The increase in the selling, general and administrative expenses was attributed to higher payroll, office lease and advertisement payments.  Net loss for 3nd quarter of 2011was $14,784, oppose to a net income of $15,494 in the corresponding quarter of 2010. The Company had an accumulated loss from operation of $358,762, a significant portion of which is attributed to sales and development expenses, stock option expenses as well as, the result of professional services in connection with the filing of our Registration Statement, which was filed with the Securities and Exchange Commission on July 18, 2008.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2011 reflects cash balance of $1,653. Cash on hands may be sufficient to provide the capital necessary to operate nevertheless an additional fundraising may be needed. Company conducts multiple activities in order to increase its capital resources for the next twelve months.

Net cash used by operations for the nine months ended September 30, 2011 was $19,343 as compared to the net cash provided by operations of $3,446 for the same period ended September 30, 2010.  Net cash used in investing activities in the nine months ended September 30, 2011 was $1,200 compared to $0 for the same prior year period. Purchases of computer equipment of $1,200 were made in the nine months ended September 30, 2011 primarily to accommodate larger sales force in new location. No new computer equipment was purchased during the first nine months of 2010.   Net cash provided by financing activities during the nine months ended September 30, 2011 was $400 as compared to $11,000 net cash provided by for financing activities for the same prior year period ended. All proceeds came from the sale of common stock.

Company is in a midst of hiring bigger sales team in house, as well as organizing commission only outside sales team to sell iGeniiRX, iGeniiVision and RegFD product lines for which development was completed in the 3rd quarter. In addition company would reduce its development cost and expenses due to the competition of these three product lines.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2011.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iGenii Inc

Dated: November 13, 2011

	By:	/s/ Ross Lavnikevich
	Name:	Ross Lavnikevich
	Title:	President, Chief Executive Officer, and Director (Principal Executive Officer)

	By:	/s/ Rafael Abdurachmanov
	Name:	Rafael Abdurachmanov
	Title:	Chief Financial Officer, and Director (Principal Financial and Accounting Officer)