Form 10-K/A
period 2010-12-31
iGenii, Inc.
filed 2011-12-02
CIK 1441573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 2)

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
Yes ☐    No ☒

As of November 22, 2011 9,312,000 shares of common stock, par value $0.001 per share, were outstanding.

EXPLANATORY NOTE

iGenii, Inc.  is filing this Amendment No. 2 (the “Amendment No. 2”) to its Yearly Report on Form 10-K for the fiscal year ended December 31, 2010, which was originally filed on March 29, 2011 (the “Original Filing”) for the sole purpose of furnishing

1.	Revising Item 9A. Control and Procedures section
2.	Revising Item 10. Directors, Executive Officers and Corporate Governance for Executive Compensation section
3.	Revised Signature page as required.

No other changes have been made to the Original Filing. This Amendment No.2 does not reflect events that may have occurred subsequent to the Original Filing date, and does not modify or update in any way disclosures made in the Form 10-Q for the fiscal year ended December 31, 2010.

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
●	selectively expand our web development and SEO product lines;
●	target new categories of customers such as large private firms, not-for-profits and governmental entities;
●	tailor our marketing, advertising and promotions to attract new customers and increase sales with existing customers;
●	actively seek to evaluate opportunities to develop or acquire businesses within web development and SEO categories or with a similar customer base;

●	attend tradeshows in order to create awareness of our company and products;

●	hire an independent sales reps; and
●
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

On July 16, 2010 Rafael Abdurachmanov, our Chief Financial Officer and a director, director purchased 2,000 common shares for the aggregate consideration of $1,000.  This transaction was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.  Mr. Abdurachmanov was our officer and a director and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering. As of December 31, 2010 Rafael Abdurachmanov owned 2,502,000 shares of our common stock

ITEM 6.  SELECTED FINANCIAL DATA
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

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2010, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Acquavella, Chiarelli, Shuster, Berkower & Co., an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

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

Executive Compensation

Executive officers and directors did not receive or earn any cash or non-cash compensation during the last two years.

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

Date: November 22, 2011

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

Signature	Title	Date

/s/ Ross Lavnikevich	President, Chairman of the Board of Directors and Chief	November 22, 2011
Ross Lavnikevich	Executive Officer (Principal Executive Officer)

/s/ Rafael Abdurachmanov	Chief Financial Officer (Principal Financial and Accounting	November 22, 2011
Rafael Abdurachmanov	Officer) and Director

/s/ Rafael Mordukhaev	Treasurer and Director	November 22, 2011
Rafael Mordukhaev

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