Form 10-K/A
period 2010-12-31
iGenii, Inc.
filed 2012-02-07
CIK 1441573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 3)

(Mark One)
☒	YEARLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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
Yes ☐   No ☒

As of January 26, 2012 9,312,000 shares of common stock, par value $0.001 per share, were outstanding.

EXPLANATORY NOTE

iGenii, Inc.  is filing this Amendment No. 3 (the “Amendment No. 3”) to its Yearly Report on Form 10-K for the fiscal year ended December 31, 2010, which was originally filed on March 29, 2011 (the “Original Filing”) for the sole purpose of furnishing

1.  Revising Item 9A. Control and Procedures section

No other changes have been made to the Original Filing. This Amendment No.3 does not reflect events that may have occurred subsequent to the Original Filing date, and does not modify or update in any way disclosures made in the Form 10-K for the fiscal year ended December 31, 2010.

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
The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:
●	that a broker or dealer approve a person’s account for transactions in penny stocks; and
●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.
In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:
●	obtain financial information and investment experience objectives of the person; and
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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, the Company assessed the effectiveness of the internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment and on those criteria, the Company concluded that material weakness exists in the internal controls as of December 31, 2010.

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. The Company is a smaller reporting company and, as such, management’s report is not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permits us to provide only management’s report in this Annual Report

PART III
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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements.
See index to financial statements
Exhibits

Number	Exhibit

31.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
** Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 26, 2012

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

Signature	Title	Date

/s/ Ross Lavnikevich	President, Chairman of the Board of Directors and Chief	January 26, 2012
Ross Lavnikevich	Executive Officer (Principal Executive Officer)

/s/ Rafael Abdurachmanov	Chief Financial Officer (Principal Financial and Accounting	January 26, 2012
Rafael Abdurachmanov	Officer) and Director

/s/ Rafael Mordukhaev	Treasurer and Director	January 26, 2012
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

/S/ ACQUAVELLA, CHIARELLI, SHUSTER, BERKOWER & CO., LLP

New York, New York
April 8, 2011

New York	●	New Jersey	●	San Francisco	●	Los Angeles	●	Cayman Islands

iGENII, INC.
BALANCE SHEETS (AUDITED)
AS OF DECEMEBER 31,

	2010	2009
ASSETS

Current Assets
Cash and cash equivalents	$21,796	$923

Total Current Assets	21,796	923

Equipment, net	9,710	12,954
Intangibles, net	1,103	3,086
Infinite life intangibles	22,000	22,000
Security deposit	2,000	4,200

Total Assets	$56,608	$43,163

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$21,389	$39,840

Total Current Liabilities	21,389	39,840

Stockholders’ Equity

Common stock, $.001 par value, 95,000,000 shares authorized, 9,295,200 and 9,272,900 issued and outstanding, respectively	9,295	9,273
Preferred stock, 5,000,000 shares authorized	-	-
Additional paid in capital	235,656	224,378
Accumulated deficit	(209,732)	(230,328)

Total Stockholders’ Equity	35,219	3,323

Total Liabilities and Stockholders’ Equity	$56,608	$43,163

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

iGENII, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 (AUDITED)

			Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity/ (Deficit)
	Common Stock
	Shares	Amount

Balance - December 31, 2008	9,126,160	$9,126	$151,155	$(117,510)	$42,771

Sale of common stock	146,740	147	73,223		73,370

Net loss				(112,818)	(112,818)

Balance – December 31, 2009	9,272,900	$9,273	$224,378	$(230,328)	$3,323

Sale of common stock	22,300	22	11,278		11,300

Net income				20,597	20,597

Balance – December 31, 2010	9,295,200	$9,295	$235,656	$(209,731)	$35,220

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