Form 10-Q/A
period 2011-09-30
iGenii, Inc.
filed 2012-02-07
CIK 1441573

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
Yes ☐      No ☒

As of January 26, 2012, 9,312,000 shares of common stock, par value $0.001 per share, were outstanding.

EXPLANATORY NOTE

iGenii, Inc.  is filing this Amendment No. 1 (the “Amendment No. 1”) to its Quarterly Report on Form 10-Q for  the quarter ended September 30, 2011, which was originally filed on November 13, 2011 (the “Original Filing”) for the sole purpose of furnishing

1.           Revising Item 4. Controls and Procedures section

No other changes have been made to the Original Filing. This Amendment No.1 does not reflect events that may have occurred subsequent to the Original Filing date, and does not modify or update in any way disclosures made in the Form 10-Q for the quarter ended September 30, 2011.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4 T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud if any, within a company have been detected.

Management has determined that there were material weaknesses in our internal controls as of September 30, 2011. A material weakness in the Company’s internal controls exists in that, beyond the Company’s Chief Financial Officer there is a limited financial background amongst other executive officers or the board of directors. This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S.GAAP. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of the material weaknesses described above, our management concluded that as of September 30, 2011, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

Changes in Internal Control

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the  Quarter ended September 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the 2011 Quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Unregistered Sales of Equity Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2011.

Item 5.	Other Information.

None

Item 6.	Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Ross Lavnikevich, the President, Chief Executive Officer and Director (attached hereto)**

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Rafael Abdurachmanov, the Chief Financial Officer and Director (attached hereto)**

32.1	Section 1350 Certifications of Ross Lavnikevich, the President, Chief Executive Officer, and Director (attached hereto)**

32.1	Section 1350 Certifications of Rafael Abdurachmanov, the Chief Financial Officer and Director (attached hereto)**
** Previously filed

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iGenii Inc

Dated: January 26, 2012

	By:	/s/ Ross Lavnikevich
	Name:	Ross Lavnikevich
	Title:	President, Chief Executive Officer, and Director (Principal Executive Officer)

	By:	/s/ Rafael Abdurachmanov
	Name:	Rafael Abdurachmanov
	Title:	Chief Financial Officer, and Director (Principal Financial and Accounting Officer)