Form 10-K/A
period 2010-12-31
iGenii, Inc.
filed 2012-02-24
CIK 1441573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 4)

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

As of February 14, 2012 9,312,000 shares of common stock, par value $0.001 per share, were outstanding.

EXPLANATORY NOTE

iGenii, Inc.  is filing this Amendment No. 4 (the “Amendment No. 4”) to its Yearly Report on Form 10-K for the fiscal year ended December 31, 2010, which was originally filed on March 29, 2011 (the “Original Filing”) for the sole purpose of furnishing

1. Revising Item 9A. Control and Procedures section. 2. Recertification
No other changes have been made to the Original Filing. This Amendment No.4 does not reflect events that may have occurred subsequent to the Original Filing date, and does not modify or update in any way disclosures made in the Form 10-K for the fiscal year ended December 31, 2010.

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

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership		Percent of Class

Ross Lavnikevich	Common Stock	3,038,740		32.69%

Rafael Abdurachmanov	Common Stock	2,502,000		26,92%

Rafael Mordukhaev	Common Stock	3,194,000	(1)	35.36%

Directors and Officers as a Group (3 person)	Common Stock	8,712,000		93.97%

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2010, our disclosure controls and procedures were ineffective.

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

           This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. The Company is a smaller reporting company and, as such, management’s report is not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permits us to provide only management’s report in this Annual Report.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements.
See index to financial statements
Exhibits

Number	Exhibit

31.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2012

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

Signature	Title	Date

/s/ Ross Lavnikevich	President, Chairman of the Board of Directors and Chief	February 14, 2012
Ross Lavnikevich	Executive Officer (Principal Executive Officer)

/s/ Rafael Abdurachmanov	Chief Financial Officer (Principal Financial and Accounting	February 14, 2012
Rafael Abdurachmanov	Officer) and Director

/s/ Rafael Mordukhaev	Treasurer and Director	February 14, 2012
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