Form 10-K/A
period 2010-12-31
iGenii, Inc.
filed 2012-04-19
CIK 1441573

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

As of April 18, 2012 9,312,000 shares of common stock, par value $0.001 per share, were outstanding.

EXPLANATORY NOTE

iGenii, Inc.  is filing this Amendment No. 5 (the “Amendment No. 5”) to its Yearly Report on Form 10-K for the fiscal year ended December 31, 2010, which was originally filed on March 29, 2011 (the “Original Filing”) for the sole purpose of furnishing

1. Recertification 2. Revising Item 9A. Controls and Procedures section
No other changes have been made to the Original Filing. This Amendment No.5 does not reflect events that may have occurred subsequent to the Original Filing date, and does not modify or update in any way disclosures made in the Form 10-K for the fiscal year ended December 31, 2010.

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

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud if any, within a company have been detected.

Management has determined that there were material weaknesses in our internal controls as of December 31, 2010. A material weakness in the Company’s internal controls exists in that, beyond the Company’s Chief Financial Officer there is a limited financial background amongst other executive officers or the board of directors. This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S.GAAP. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of the material weaknesses described above, our management concluded that as of December 31, 2010, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

Changes in Internal Control

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the year ended December 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the year  ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Date: April 18, 2012

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

Signature	Title	Date

/s/ Ross Lavnikevich	President, Chairman of the Board of Directors and Chief	April 18, 2012
Ross Lavnikevich	Executive Officer (Principal Executive Officer)

/s/ Rafael Abdurachmanov	Chief Financial Officer (Principal Financial and Accounting	April 18, 2012
Rafael Abdurachmanov	Officer) and Director

/s/ Rafael Mordukhaev	Treasurer and Director	April 18, 2012
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