Form 10-Q/A
period 2011-09-30
iGenii, Inc.
filed 2012-04-19
CIK 1441573

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
Yes ☐ No ☒

As of April 18, 2012, 9,312,000 shares of common stock, par value $0.001 per share, were outstanding.

EXPLANATORY NOTE

iGenii, Inc. is filing this Amendment No. 2 (the “Amendment No. 2”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, which was originally filed on November 13, 2011 (the “Original Filing”) for the sole purpose of furnishing

1.	Recertification

No other changes have been made to the Original Filing. This Amendment No.1 does not reflect events that may have occurred subsequent to the Original Filing date, and does not modify or update in any way disclosures made in the Form 10-Q for the quarter ended September 30, 2011.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

iGENII, INC.
FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2011

iGENII, INC.
BALANCE SHEETS

	Sept. 30, 2011	Dec. 31,2010
	(Unaudited)
ASSETS
Current Assets

Cash and cash equivalents	$1,653	$21,796
Total Current Assets	1,653	21,796

Equipment, net	7,710	9,710
Intangibles, net	31	1,103
Infinite life intangibles	22,000	22,000
Security deposit	5,600	2,000

Total Assets	$36,994	$56,608

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$44,005	$21,389

Total Current Liabilities	44,005	21,389

Stockholders’ Equity

Common stock, $.001 par value, 95,000,000
shares authorized, 9,312,000 and 9,295,200 issued and outstanding, respectively	9,312	9,295
Preferred stock, 5,000,000 shares authorized	-	-
Additional paid in capital	342,439	235,656
Accumulated deficit	(358,762)	(209,732)
Total Stockholders’ Equity	(7,011)	35,219

Total Liabilities and Stockholders’ Equity	$36,994	$56,608

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

Note 4 – COMMON STOCK

From January 1 to September 30, 2011 Company sold 400 shares of common stock for $400.

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

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

			Weighted
			average	Weighted
	Number	Number	remaining	Average
	of Options Available	of Options Outstanding	contractual Term	Exercise Price
Balance February 22, 2011	5,000,000	0		$

Options granted under plan	90,000	90,000	10 years	1.00
Options expired under plan	-	-	-	-

Balance September 30, 2011	4,910,000	90,000	9. 5 years	$1.00

Information pertaining to options outstanding at September 30, 2011 is as follows:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life	Price	Exercisable	Price
$1.00	90,000	9.25 years	$ 1.00	90,000	$ 1.00

Item 2.	Management’s Discussion and Analysis or Plan of Operations.

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

iGenii Inc

Dated: April 18, 2012

	By:	/s/ Ross Lavnikevich
	Name:	Ross Lavnikevich
	Title:	President, Chief Executive Officer, and Director (Principal Executive Officer)

	By:	/s/ Rafael Abdurachmanov
	Name:	Rafael Abdurachmanov
	Title:	Chief Financial Officer, and Director (Principal Financial and Accounting Officer)