Form 10-K
period 2011-12-31
iGenii, Inc.
filed 2012-07-09
CIK 1441573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	YEARLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
Yes ☐   No ☒

As of July 6, 2012, 9,354,000 shares of common stock, par value $0.001 per share, were outstanding.

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

Competition
The web development and SEO market is highly fragmented and competitive. We compete directly or indirectly with the following categories of companies: Web.com and Verizon.net. Many of our competitors have a substantially greater market presence, name recognition and financial, distribution, marketing and other resources than we have. In addition, if our competitors reduce their prices, we may have to reduce our prices in order to compete. As a result of this competition, we may need to spend significant sums on advertising and promotion. If these competitors were to begin offering a broader array of competing products, or if any of the other factors listed above occurred, our revenues could be reduced or our costs could be increased, resulting in reduced profitability.

Significant Customers
Company has no major customers that represent any substantial percentage of sales.

Employees
We have 11 employees.

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
Our business model is to generate revenues from the sale of web development and SEO to small and medium size private businesses. During the fiscal year ended December 31, 2011, a significant portion of our revenues was generated from sales under $200. It is not possible for us to predict the future level of demand for our products that will be generated by these customers or the future demand for the products in the end-user marketplace. Our success is dependent on our ability to develop and then expand our customer base. We believe that we are able to generate more revenues; we will be able to earn higher profits and continue operations.  The past history upon which we base our assumption as to the likelihood that we will prove successful, and we can provide investors with assurance that we will generate bigger operating revenues and will achieve greater operating profitability.

3.           We do require additional funding in the future because our operations do not generate sufficient cash flow to maintain and grow current operation.
For the year ended December 31, 2011, we had gross revenues of $659,084and selling, general, and administrative expenses of $888,007 and net loss of $228,923.  We need to realize higher gross margins, to generate sufficient cash flow and to be able to fund our operating expenses over the next twelve months. We constantly increasing our sales force in order to continuously increase sales and thereby increase our cash position.

4.           We may be unable to anticipate changes in consumer preferences for web development, Social Media and SEO, which may result in decreased demand for our products and may negatively affect our revenues and our operating results.
Our continued operation in the sales of web development, Social Media Services and SEO products is in large part dependent on our ability to anticipate selling products that appeal to the changing tastes, spending habits and preferences of customers. If we are not able to anticipate and identify new consumer trends and sell new products accordingly, demand for our products may decline and our operating results may be adversely affected. In addition, we may incur significant costs relating to identifying new consumer trends and marketing new products or expanding our existing product lines in reaction to what we perceive to be a consumer preference or demand.  Such development or marketing may not result in the level of market acceptance, volume of sales or profitability anticipated.

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
Our Certificate of Incorporation authorizes the issuance of 95,000,000 shares of common stock, par value $0.001 per share, of which 9,349,000 shares are issued and outstanding. The future issuance of shares of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES
The Company’s leases 1,700 sq. feet office, located at 40 Exchange Place, New York, NY 10005. Company pays $3,000 of rent per month on a 60 month lease.

ITEM 3.  LEGAL PROCEEDINGS
There is no litigation pending or threatened by or against the Company.  The Company may become involved in legal proceedings in the ordinary course of its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of the Company’s shareholders during the fiscal year ended December 31, 2011.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
Our Registration Statement, as filed with the SEC on Form S-1 on August 21, 2008, was declared effective by the SEC on August 28, 2008. Company registered with FINRA and received symbol IGNI on January 13, 2011.
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
RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM UNREGISTERED SECURITIES

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of December 31, 2011, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of  a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 9,331,000 shares of our common stock issued and outstanding as of December 31, 2011.  We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.  Unless otherwise indicated, the address of each person listed is c/o iGenii Inc., 40 Exchange Place, New York, NY 10005.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Ross Lavnikevich	Common Stock	3,054,740	32.69%

Rafael Abdurachmanov	Common Stock	2,502,000	26,92%

Rafael Mordukhaev	Common Stock	3,197,000(1)	35.36%

Directors and Officers as a Group (3 person)	Common Stock	8,731,000	93.97%

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 4th quartet of 2011 Ross Lavnikevich, our President, Chief Executive Officer and a director, exercised his options to purchase 16,000 common shares for the aggregate consideration of $16,000.  This transaction was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.  Mr. Lavnikevich was our officer and director and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering As of December 31, 2011 Ross Lavnikevich owned 3,054,740 shares of our common stock.

In October, 2011 Rafael Mordukhaev, our Secretary, Treasurer and a director exercised his options to purchase 3,000 common shares for the aggregate consideration of $3,000.   This transaction was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.  Mr. Mordukhaev was our officer and director and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering. As of December 31, 2011 Rafael Mordukhaev owned 3,133,000 shares of our common stock.

Rafael Abdurachmanov, our Chief Financial Officer and a director, did not exercise his options and did not purchase any additional common shares. As of December 31, 2011 Rafael Abdurachmanov owned 2,502,000 shares of our common stock.

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

Results of Operation
For the year ended December 31, 2011, we had gross revenues of $659,084, representing an increase of $85,731, or 15% compared to the year ended December 31, 2010. We increased our product line which allowed us to increase drastically sales. We are constantly working on increasing our product offerings, sales force and our ability to reach more clientele and to enlarge our customer base.

The selling, general and administrative expenses were $888,007 for the fiscal year ended December 31, 2011 compared to $552,756 for the year ended December 31, 2010. Stock based compensation, higher rental payments and executive salaries attributed to increase in the general expenses. We hope to maintain our ability to keep costs of sale under control in next 12 month.

For the year ended December 31, 2011 the Company generated a net loss of $228,923, as compared to net profit of $20,597 for the fiscal year ended December 31, 2010. The loss was due to higher operating expenses.  This lead the Company to increase its Current Liabilities to $102,072 from $21,389 and decrease its cash position to $405 from $21,796 by the end of the fiscal year ended December 31, 2010. We hope to reverse momentum and increase the Company’s profitability in the next 12 months.

Liquidity and Capital Resources
Our cash decreased to $405 as to compare to $21,795, on December 31, 2010.
In 2011 the Company received $400 from sale of common shares and $19,000 from exercise of options. The proceeds from the sale of the shares were used to fund our accounts payable from prior years among others, professional fees, insurance, payroll and office expenses.  Managements believe that company should operate without loans and therefore asked majority stakeholders to purchase additional shares.  We hope that funds generated by current operations will be sufficient to fund our operating expenses over the next twelve months. If our operating revenues during the next twelve months would increase rapidly, we will be able to finance our continued operations from our operating revenues and will have no need to raise the funds to pay for these expenses.  We did not borrow money from shareholders or issue debt at present and 12 next month and therefore we currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our ability to raise funds for a marketing program will be limited to equity financing through the sale of additional shares.

As of December 31, 2011, the company has accumulated operating losses of $438,657. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Long-Lived Assets
The Company assesses long-lived assets for impairment as required under ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company reviews for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses these assets for impairment based on estimated future cash flows from these assets.

Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification, or (“ASC”), 605, Revenue Recognition. We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is reasonably assured.
Thus, we recognize subscription revenue on a monthly basis, as services are provided. Customers are billed for the subscription on a monthly, quarterly, semi-annual or annual basis, at the customer’s option. For all of our customers, regardless of the method we use to bill them, subscription revenue is recorded as deferred revenue in the accompanying balance sheets. As services are performed, we recognize subscription revenue on a monthly basis over the applicable service period. When we provide a free trial period, we do not begin to recognize subscription revenue until the trial period has ended and the customer has been billed for the services.

Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Set up fees treated as deferred revenues, and are amortized over 12 months or fully written off once service agreement is cancelled.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING ANDFINANCIAL DISCLOSURES
On March 30, 2012, our current independent registered public accounting firm, Acqavella, Chiarelli, Shuster, Berkower & Co., LLP (“ACSB”) resigned and on April 2, 2012, we appointed Rosenberg Rich Baker Berman & Company (“RRBB”) as our new independent registered public accounting firm.

There have not been any changes in or disagreements with accountants on accounting and financial disclosure or any other matter.

Our Board of Directors approved the appointment of Rosenberg Rich Baker Berman & Company as our new independent registered public accounting firm effective as of April 2, 2012. During the two most recent fiscal years and through the date of our engagement, we did not consult with RRBB regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (2) any matter that was either the subject of a disagreement (as defined in Regulation S-K Item 304(a)(1)(v)), during the two most recent fiscal years.

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

Management has determined that there were material weaknesses in our internal controls as of December 31, 2011. A material weakness in the Company’s internal controls exists in that, beyond the Company’s Chief Financial Officer there is a limited financial background amongst other executive officers or the board of directors. This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S.GAAP. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of the material weaknesses described above, our management concluded that as of December 31, 2011, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

Changes in Internal Control

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the year ended December 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers
Set forth below is certain information relating to our current sole director and executive officer, including his name, age, and business experience.

Name and Business Address	Age	Position

Ross Lavnikevich	44	President, Chief Executive Officer and Director

Rafael Abdurachmanov	47	Chief Financial Officer and Director

Rafael Mordukhaev	47	Treasurer, Secretary and Director

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

Code of Ethics

We do have a Code of Ethics applicable to our principal executive, financial or accounting officer. Code of Ethics posted on the corporate website at www.iGenii.com.

Outstanding Equity Awards
During the fiscal year ended December 31, 2011, three of our directors or executive officers were granted and held unexercised options, stock that had been vested. We have no pension, health, annuity, bonus, insurance, non-equity incentive, profit sharing or similar benefit plans.

Executive Compensation

During the fiscal year ended December 31, 2011, Ross Lavnikevich our President, Chairman of the Board of Directors and Chief Executive Officer received $23,000 as a salary and 30,000 Stock Options; he exercised 16,000 options during the year. Rafael Abdurachmanov our Chief Financial Officer and Director received $10,990 as a commission and 30,000 Stock Options. Rafael Morukhaev our Treasurer and Director received $18,648 as a commission and 30,000 Stock Options; he exercised 3,000 options during the year.

ITEM 11. PRINCIPAL ACCOUNTANT FEES AND SERVICES
AUDIT FEES
The aggregate fees billed for professional services rendered by our principal accountant for the audit of our financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements during the years ended December 31, 2011 and 2010 were $14,000 and $14,000 each respectively.

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

Date: July 9, 2012

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

Signature	Title	Date

/s/ Ross Lavnikevich	President, Chairman of the Board of Directors and Chief	July 9, 2012
Ross Lavnikevich	Executive Officer (Principal Executive Officer)

/s/ Rafael Abdurachmanov	Chief Financial Officer (Principal Financial and Accounting	July 9, 2012
Rafael Abdurachmanov	Officer) and Director

/s/ Rafael Mordukhaev	Treasurer and Director	July 9, 2012
Rafael Mordukhaev

iGENII, INC.
FINANCIAL STATEMENTS
(AUDITED)
DECEMBER 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
iGenii, Inc.

We have audited the accompanying balance sheet of iGENII, Inc. (the “Company”) as of December 31, 2010, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iGenii, Inc. as of December 31, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ ACSB LLP

New York, New York
April 8, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of iGenii, Inc.

We have audited the accompanying balance sheets of iGenii, Inc. as of December 31, 2011 and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of iGenii, Inc. as of December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company, has incurred significant losses, has net stockholders’ deficit and, its current liabilities exceed its current assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

July 6, 2012

iGENII, INC.
BALANCE SHEETS
AS OF DECEMEBER 31,

	2011	2010
ASSETS

Current Assets
Cash and cash equivalents	$405	$21,796

Total Current Assets	405	21,796

Equipment , net	6,584	9,710
Intangibles, net	22,000	23,103
Security deposit	5,600	2,000

Total Assets	$34,589	$56,608

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Deferred revenue	$38,178	$-
Deferred rent obligation	5,545	-
Accounts payable and accrued expenses	58,770	21,389

Total Current Liabilities	102,493	21,389

Stockholders’ Equity

Preferred stock, 5,000,000 shares authorized	-	-
Common stock, $.001 par value, 95,000,000 shares authorized, 9,331,000 and 9,295,200 issued and outstanding, respectively	9,331	9,295
Additional paid in capital	361,420	235,656
Accumulated deficit	(438,655)	(209,732)

Total Stockholders’ Equity	(67,904)	35,219

Total Liabilities and Stockholders’ Equity	$34,589	$56,608

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31,

	2011	2010

Sales, net	$659,084	$573,353

Selling, general and administrative expenses	888,007	552,756
Income (loss) from operations	(228,923)	20,597

Net income (loss)	$(228,923)	$20,597

Net income (loss) per common share
Basic and diluted	$(.02)	$.00
Weighted average common shares outstanding
Basic and diluted	9,310,451	9,282,750

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(228,923)	$20,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,428	5,907
Stock based compensation	106,400
Security deposit	(3,600)	2,200

Increase / (decrease) in current liabilities:

Deferred revenue	38,178	-
Deferred rent obligation	5,545	-
Accounts payable	37,381	(18,452)

Total Adjustments	189,332	(10,345)

Net cash provided/(used) by operating activities	(39,591)	10,252

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(1,200)	(680)
Purchase of infinite life intangibles
Net cash used by investing activities	(1,200)	(680)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	400	11,300
Proceeds from exercise of employee options	19,000
Net cash used by financing activities	19,400	11,300

Net change in cash and cash equivalents	(21,391)	20,872
Cash and cash equivalents, beginning balance	21,796	923
Cash and cash equivalents, ending balance	$405	$21,796

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$-	$-

Interest payments	$-	$-

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

			Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity/ (Deficit)
	Common Stock
	Shares	Amount

Balance – December 31, 2009	9,272,900	$9,273	$224,378	$(230,329)	$3,323

Sale of common stock	22,300	22	11,278		11,300

Net income				20,597	20,597

Balance – December 31, 2010	9,295,200	$9,295	$235,656	$(209,732)	$35,219

Common stock issued for cash	400	1	399		400

Common stock issued for services -employees	16,400	16	16,384		16,400

Employee option expense			90,000		90,000

Employee option exercise	19,000	19	18,981		19,000

Net (loss)	-	-	-	(228,923)	(228,923)

Balance – December 31, 2011	9,331,000	$9,331	$361,420	$(438,655)	$(67,904)

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

Note 1 - ORGANIZATION

iGenii, Inc. was incorporated on February 22, 2008 under the laws of the State of Delaware.  iGenii is a full service internet provider. We are involved in all phases of web development, hosting and search engine optimization for wide variety of business from small mom-and-pop shops to big multi-nationals, we also serve not-for-profit and governmental entities. iGenii developed a SEP or Search Engine Positioning formula that allows businesses to be placed on the first page of Google’s natural or organic search  in their relevant business category. We are working on supplanting Yellow Pages’ services in Local Business Searches.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principle generally accepted in the United States of America.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2011, the Company has accumulated operating losses of $438,657. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Long-Lived Assets

The Company assesses long-lived assets for impairment as required under ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company reviews for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses these assets for impairment based on estimated future cash flows from these assets.

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurements

Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820-10 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for an asset or liability in an orderly transaction between participants on the measurement date. Valuation techniques used to measure fair value under ASC 820-10 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

• Level 1 - Quoted prices in active markets for identical assets or liabilities.

• Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities.

• Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification, or (“ASC”), 605, Revenue Recognition. We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is reasonably assured.

Thus, we recognize subscription revenue on a monthly basis, as services are provided. Customers are billed for the subscription on a monthly, quarterly, semi-annual or annual basis, at the customer’s option. For all of our customers, regardless of the method we use to bill them, subscription revenue is recorded as deferred revenue in the accompanying balance sheets. As services are performed, we recognize subscription revenue on a monthly basis over the applicable service period. When we provide a free trial period, we do not begin to recognize subscription revenue until the trial period has ended and the customer has been billed for the services.

Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Set up fees treated as deferred revenues, and are amortized over 12 months or fully written off once service agreement is cancelled.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product.  The Company expenses all advertising costs as incurred. For the year ended December 31, 2011 and 2010, advertising expenses were $13,695 and $600 respectively.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the bases of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future federal and state income taxes. Any interest charges on underpayment or other assessments are recorded as interest expense. Any penalties are recorded in Operating Expenses.

Effective January 1, 2007, the Company adopted the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes. The implementation of ASC 740-10 had no impact on the Company’s financial statements as the Company has not recognized any uncertain income tax positions.

Earnings (Loss) Per Share

In accordance with ASC 260, basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed similarly to basic net loss per share, except that the denominator is increased to include all potential dilutive common shares, including outstanding options. Potentially dilutive common shares have been excluded from the diluted loss per common share computation for the year ended December 31, 2010 because such securities have an anti-dilutive effect on loss per share due to the Company’s net loss.

The following table sets forth a reconciliation of the number of shares used in the basic and diluted EPS computation for the years ended December 31, 2010 and 2011:

	at December 31,
	2011	2010
WWeighted average common shares outstanding	9,313,100	9,284,050
DiDilutive securities - Options	-	-
Diluted average common stock equivalents outstanding	9,313,100	9,284,050

The following table sets forth the number of potential shares of common stock that have been excluded from diluted earnings per share because their effect was anti-dilutive (in thousands):

	at December 31,
	2011	2010
Outstanding stock options	71,000	-

Intangibles

Website and trademarks
Intangible assets are amortized using the straight-line method over their estimated period of benefit. Evaluation of the recoverability of intangible assets is made annually to take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. Not all of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented. On July 1, 2008 the Company signed an agreement to purchase a website and telephone number for $20,000.  $5,000 of the purchase price was allocated to the website and this finite life intangible is being amortized over 36 months using the straight line method and $15,000 was allocated to telephone number.  In addition, the Company paid $950 for registering iGENII’s Trademark. The Company purchased an additional telephone number for $ 7,000 on May 27, 2009.  This intangible asset’s finite life is being amortized over 36 months under the straight line method. The $22,000 paid for the two telephone numbers (212-WEBSIE and 718-WEBSITE) is deemed an intangible asset with an infinite life and is not being amortized.

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangibles (Continued)

	12/31/2011	12/31/2010
Telephone numbers	22,000	22,000

Website and Trademarks	5,950	5,950

Accumulated amortization	(5,950)	(4,847)

Totals	22,000	23,103

Amortization expenses were $1,103 and 1,983 for the twelve months ended December 31, 2011 and 2010 respectively. Company fully amortized all company’s finite life intangible assets on the books as of December 31, 2011.

Reclassifications

Certain accounts have been reclassified to conform to the current year presentations.

Stock-Based Employee Compensation

The Company has exchanged its common stock for services rendered by employees, directors, consultants and others. The Company accounts for stock and stock options issued to employees and non-employees for services and other compensation under the provisions of ASC No. 718, Compensation - Stock Compensation and ASC No. 505-50, Equity-Based Payments to Non-Employees , which establish standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services at fair value. These standards also address transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. For employees, stock awarded is valued based on the closing bid price on the date of grant. For non-employees, stock issued for services is valued at either the invoiced or contracted value of services provided, or to be provided or the fair value of the stock at the due date per the service agreement, or stock issuance date, whichever is more readily determinable.

We recognize expense for our share-based compensation based on the fair value of the awards at the time they are granted. We estimate the value of stock option awards on the date of grant using the Black-Scholes model. The determination of the fair value of share-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, expected term, risk-free interest rate, expected dividends and expected forfeiture rates. The forfeiture rate is estimated using historical option cancellation information, adjusted for anticipated changes in expected exercise and employment termination behavior. Our outstanding awards do not contain market or performance conditions therefore we have elected to recognize share-based employee compensation expense on a straight-line basis over the requisite service period.

Recent Accounting Pronouncements

No new accounting pronouncements issued or effective during the fiscal year has had or is expected to have a material impact on the financial statements.

Note 3 – COMMITMENTS

On January 6, 2011 the Company signed new leases which commenced February 15, 2011 and expires February 2016. Rent expenses were $28,275 and $13,382 for the twelve months ended December 31, 2011 and December 31, 2010, respectively.

Minimum lease commitments are as follows:

2012	$35,800
2013	$36,990
2014	$38,100
2015	$39,241
2016	$3,278

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

Note 4 – INCOME TAXES

As a result of the Company incurring net losses, an income tax benefit in the form of net operating loss carry-backs and carry-forwards have been generated for the years ended December 31, 2011 and 2010. Since the Company has not had taxable income for the last four years, utilization of net operating loss carry-backs is currently not possible. The potential future benefit from income taxes arising from operations for the years ended December 31, 2011 and 2010 consist of the following:

	December 31,
	2011	2010
Current:
Federal	$-	$-
State	-	-
Deferred:	-	-
Federal	114,000	72,000
State	22,000	12,000
	136,000	84,000
Increase in valuation allowance	(136,000)	(84,000)
Income tax benefit	-	-

The effective tax rates differ from the statutory rates for 2011 and 2010 primarily due to the following:

	2011		2010
	Tax Rate		Tax Rate
	Amount	Percentage	Amount	Percentage
Federal income tax liability (benefit)	(77,834)	(34.0%)	7,002	34.0%
State taxes	(18,314)	(8.0%)	1,649	8.0%
Non-deductible expenses	44,688	19.5%	-	-
Tax expense (benefit)	(51,460)	(22.5%)	$8,651	$42.0%

The Company’s net deferred tax assets consist primarily of net operating loss carry-forwards. At December 31, 2011, the Company had federal net operating loss carry-forwards totaling approximately $332,000 which may be used to offset future taxable income. These net operating loss carry-forwards expire over various years through 2023. As of December 31, 2011 and 2010, the Company has determined that due to the uncertainty regarding its future profitability, a full valuation allowance is required for deferred tax assets. Net deferred tax assets and liabilities are comprised of the following as of December 31, 2011 and 2010:

	December 31,
	2011		2010
Deferred tax assets
Domestic and operating loss carry-forwards		$136,000		$84,000
Total deferred tax asset		136,000		84,000
Less: Valuation allowance for deferred assets		(136,000)		(84,000)
Net deferred tax asset	$	¯	$	¯
Net deferred tax liabilities	$	¯	$	¯

Note 5 – PROPERTY, PLANT & EQUIPMENT
Computer equipment depreciated over 5 years using straight line method.

	12/31/2011	12/31/2010

Computer Equipment	$21,330	$20,130

Accumulated Depreciation	(14,746)	(10,420)
Total	$6,584	$9,710

Depreciation expenses were $4,386 and $3,924 for the twelve months ended December 31, 2011 and December 31, 2010, respectively.

Note 6 – COMMON STOCK

During fiscal year ended December 31, 2011 the Company sold 400 shares of common stock for $400. Also during fiscal year 2011 the Company issued 19,000 shares of common stock for $19,000 to the employees who exercise employee options that were issued in 2011. Additionally, the Company granted 16,400 shares of common stock to Company employees for services provided. These services were valued at $16,400 which represented the fair value of the Company’s stock.

On February 22, 2011, the board of directors of the Company adopted stock incentive plan as well as a stock option plan under which eligible key employees, officers, directors, consultants and agents of the Company may acquire shares of common stock of the Company. Accordingly, the Company reserves 5,000,000 shares of common stock for issuance under Stock Incentive Plan and a maximum of 5,000,000 shares of common stock for issuance under Stock Option Plan.

On February 22, 2011, the board of directors of the Company granted 90,000 options to three officers of the Company.

Note 7 – RELATED PARTY TRANSACTIONS

During 2011 and 2010 the Company paid commissions to officers and directors in the amount of $29,638 and $21,345 for the twelve months ended December 31, 2011 and December 31, 2010, respectively.

Note 8 – SUBSEQUENT EVENTS
The Company has evaluated subsequent events after the balance sheet date of December 31, 2011 through filing of this report, and has determined all material subsequent events have been disclosed.

Note 9 - STOCK BASED COMPENSATION
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

In February 2011 the board granted 90,000 options of the Company’s common stock to various officers and directors of the Company at an exercise price of $1.00 which vest immediately. In fourth quarter of 2011 Officers and Directors, exercised 19,000 options for the aggregate consideration of $19,000. The Company recorded stock base compensation expense of $90,000 for the fiscal year ended December 31, 2011.

The weighted-average fair value per share of the options granted during first quarter of 2011 was estimated on the date of grant using the Black-Scholes-Merton option pricing model; the following assumptions were used to estimate the fair value of the options at grant date based on the following:

	December 31,
	2011	2010
Risk-Free interest rate	3.37%	-
Expected dividend yield	-	-
Expected stock price volatility	298%
Expected life	9 years
Weighted average fair value of options granted	$1.00	$-

	Number Of Options Available	Number Of Options Outstanding	Weighted average remaining contractual Term	Weighted Average Exercise Price		Aggregate Intrinsic Value	Number Exercisable
Balance January 1, 2011	0
Balance February 22, 2011	5,000,000	0		$

Options granted under plan	90,000	90,000	10 years		1.00
Options expired under plan		-	-		-		-

Exercised options		19,000	-
Vested and exercisable options			-			$0	71,000
Balance December 31, 2011	4,910,000	71,000	9 years		$1.00	$0	71,000