Form 10-K/A
period 2011-12-31
iGenii, Inc.
filed 2012-07-20
CIK 1441573

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

EXPLANATORY NOTE

iGENII, INC. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on July 9, 2012 (the “Original Filing”), solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in eXtensible Business Reporting Language (“XBRL”).

This Amendment does not modify or update any other items or disclosures contained in the Original Filing, and does not reflect events occurring after the date of the Original Filing. This Amendment consists solely of the cover page, this explanatory note, and the exhibits filed herewith.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

Number	Exhibit

31.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

* Previously filed

** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibits 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 17, 2012

iGENII, INC.

By:	/s/ Ross Lavnikevich
Ross Lavnikevich
President, Chairman of the Board of Directors and Chief Executive Officer