Form 10-Q
period 2012-03-31
iGenii, Inc.
filed 2012-08-29
CIK 1441573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2012

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
Yes ☐ No ☒

As of August 21, 2012, 9,373,000 shares of common stock, par value $0.001 per share, were outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

iGENII, INC.
FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2012

iGENII, INC.
BALANCE SHEETS

	March 31, 2012	Dec. 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$4,506	$405

Total Current Assets	4,506	405

Equipment, net	5,517	6,584
Intangibles, net	22,000	22,000
Security deposit	5,600	5,600

Total Assets	$37,623	$34,589

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Deferred revenue	$25,353	$38,178
Deferred rent obligation	5,545	5,545
Accounts payable and accrued expenses	42,076	58,770

Total Current Liabilities	72,974	102,493

Stockholders’ Equity

Preferred stock, 5,000,000 shares authorized	-	-
Common stock, $.001 par value, 95,000,000 shares authorized, 9,339,000 and 9,331,000 issued and outstanding, respectively	9,339	9,331
Additional paid in capital	369,412	361,420
Accumulated deficit	(414,102)	(438,655)

Total Stockholders’ Equity	(35,351)	(67,904)

Total Liabilities and Stockholders’ Equity	$37,623	$34,589

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31

	2012	2011
Sales	$189,887	$164,603

Selling, General and administrative expenses	165,333	283,455
Income (loss) from operations	24,554	(118,852)

Net income (loss)	$24,554	$(118,852)

Net income per common share
Basic and diluted	$.00	.00
Weighted average common shares outstanding
Basic and diluted	9,334,300	9,303,600

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDING MARCH 31

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$24,554	$(118,852)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,066	1,561
Stock based compensation	-	106,400
Security deposit	-	(3,600)

Increase / (decrease) in current liabilities:

Deferred revenue	(12,825)	-
Deferred rent obligation	-	-
Accounts payable	(16,694)	4,679

Total Adjustments	(28,453)	109,040

Net cash used by operating activities	(3,899)	(9,812)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	-	(1,200)
Net cash provided by investing activities	-	(1,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	400
Proceeds from exercise of employee options	8,000	-
Net cash provided by financing activities	8,000	400

Net change in cash and cash equivalents	4,101	(10,612)
Cash and cash equivalents, beginning balance	405	21,796
Cash and cash equivalents, ending balance	$4,506	$11,184

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$-	$-

Interest payments	$-	$-

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

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

Interim Condensed Financial Statements

The condensed financial statements as of March 31, 2012 and for the year ended December 31, 2011 are unaudited. In the opinion of management, such condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the financial position and the results of operations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The interim condensed financial statements should be read in conjunction with the audited financial statements for the year end December 31, 2011 appearing in Form 10K filed on July 9, 2012.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2012, the Company has accumulated operating losses of $414,102. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is giving its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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
DECEMBER 31, 2011

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurements

Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820-10 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for an asset or liability in an orderly transaction between participants on the measurement date. Valuation techniques used to measure fair value under ASC 820-10 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

● Level 1 - Quoted prices in active markets for identical assets or liabilities.

● Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities.

● Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities

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

Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Set up fees are treated as deferred revenues, and are amortized over the original contract period or fully written off once the service agreement is cancelled.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product.  The Company expenses all advertising costs as incurred. For the three months ended March 31, 2012 and 2011, advertising expenses were $0 and $1,375 respectively.

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

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

Earnings (Loss) Per Share

In accordance with ASC 260, basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed similarly to basic net loss per share, except that the denominator is increased to include all potential dilutive common shares, including outstanding options. Potentially dilutive common shares have been excluded from the diluted loss per common share computation for the three month ended March 31, 2012 and 2011 because such securities have an anti-dilutive effect on loss per share due to the Company’s net loss.

The following table sets forth a reconciliation of the number of shares used in the basic and diluted EPS computation for three months ended March 31, 2012 and 2011:

	Mar 31, 2012	Mar 31,2011

Weighted average common shares outstanding	9,334,300	9,303,600
Dilutive securities - Options	-	-
Diluted average common stock equivalents outstanding	9,334,300	9,303,600

The following table sets forth the number of potential shares of common stock that have been excluded from diluted earnings per share because their effect was anti-dilutive:

	Mar 31, 2012	Mar 31,2011

Outstanding stock options	63,000	90,000

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

	3/31/2012	12/31/2011
Telephone numbers	22,000	22,000

Website and Trademarks	5,950	5,950

Accumulated amortization	(5,950)	(5,950)

Totals	22,000	22,000

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

Company fully amortized all Company’s finite life intangible assets on the books as of March 31, 2012 and December 31, 2011.

Reclassifications

Certain accounts have been reclassified to conform to the current year presentations.

Stock-Based Employee Compensation

The Company accounts for stock and stock options issued to employees and non-employees for services and other compensation under the provisions of ASC No. 718, Compensation - Stock Compensation and ASC No. 505-50, Equity-Based Payments to Non-Employees, which establish standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services at fair value. These standards also address transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. For employees, stock awarded is valued based on the closing bid price on the date of grant. For non-employees, stock issued for services is valued at either the invoiced or contracted value of services provided, or to be provided or the fair value of the stock at the due date per the service agreement, or stock issuance date, whichever is more readily determinable.

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

Note 3 – COMMITMENTS

On January 6, 2011 the Company signed new leases which commenced February 15, 2011 and expires February 2016. Rent expenses were $8,600 and $5,875 for three months ended March 31, 2012 and 2011, respectively.

Minimum lease commitments are as follows:

2012	$27,200
2013	$36,990
2014	$38,100
2015	$39,241
2016	$3,278

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

Note 4 – INCOME TAXES
The Company, through its operations in the United States had incurred net accumulated operating losses of approximately $307,000 as of March 31, 2012 for income tax purposes. However, a valuation allowance has been created to the extent of the amount of the deferred tax asset of approximately $130,000 due to uncertainty of its realization.

Note 5 – PROPERTY, PLANT & EQUIPMENT
Computer equipment depreciated over 5 years using straight line method.

	3/31/2012	12/31/2011

Computer Equipment	$21,330	$21,330

Accumulated Depreciation	(15,813)	(14,746)
Total	$5,517	$6,584

Depreciation expenses were $1,066 and $1,066 for the three months ended March 31, 2012 and 2011, respectively.

Note 6 – COMMON STOCK

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

On February 22, 2011, the board granted 90,000 options of the Company’s stock to various officers and directors of the Company at an exercise price of $1.00 which vest immediately.  In the fourth quarter of 2011 Officers and Directors, exercised 19,000 options for the aggregate consideration of $19,000. The Company recorded stock based compensation expense of $90,000 during three months ended March 31, 2011.

During the three months ended March 31, 2012 officer and director exercised 8,000 options for the aggregate consideration of $8,000.

Note 7 – RELATED PARTY TRANSACTIONS

For the first three months of 2012 and 2011 the Company paid $1,277 and $8,948 commissions to its officers, respectively.

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

Note 8 – SUBSEQUENT EVENTS
From April 1, 2012 through August 21, 2012 the Company issued 34,000 shares of Company stock for cash proceeds of $34,000 dollars.

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

The weighted-average fair value per share of the options granted during first quarter of 2011 was estimated on the date of grant using the Black-Scholes-Merton option pricing model; the following assumptions were used to estimate the fair value of the options at grant date based on the following:

	March 31,
	2012	2011
Risk-Free interest rate	-	3.37%
Expected dividend yield	-	-
Expected stock price volatility	-	298%
Expected life		9.75 years
Weighted average fair value of options granted	$-	$1.00

	Number Of Options Available	Number Of Options Outstanding	Weighted average remaining contractual Term	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable
Balance December 31, 2011	4,910,000	71,000	9 years	$1.00	$0	71,000

Exercised options		8,000	-
Vested and exercisable options			-		$0	63,000
Balance March 31, 2012	4,910,000	63,000	8.75 years	$1.00	$0	63,000

Item 2.	Management’s Discussion and Analysis or Plan of Operations.
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

Business Overview
We were incorporated under the laws of the State of Delaware on February 22, 2008. We are an operating company that is focused on becoming an interactive-services and media company. Our primary activities involve designing, creating and marketing the following core services: interactive web site planning, design and development, as well as Internet marketing and advertising consulting services.
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

Employees
We have 9 full time employees.

Results of Operations
During the fiscal quarter ended March 31, 2012, the Company’s net sales were $189,887 and a 15% increase from net sales of $164,603in the fiscal quarter ended March 31, 2011 due the amortization of deferred revenue, as well as to higher prices charged for the services.

 The selling, general and administrative expenses amounted to $165,333 for the three months ended March 31, 2012 compared to $283,455 during 1st quarter of 2011, which is equal to $118,122 or 42% decrease. The decrease in the selling, general and administrative expenses was attributed mainly to options granted in the first quarter of 2011.

 Net income was $24,554 oppose to a net loss of $118,852 in the corresponding quarter of 2011.

The Company had an accumulated loss from operation of $414,102, a significant portion of which is attributed to sales and development expenses, stock option expenses as well as, the result of professional services in connection with the filing of our Registration Statement, which was filed with the Securities and Exchange Commission on July 18, 2008.

Liquidity and Capital Resources
At March 31, 2012 the Company had total current assets of $4,506 and total current liabilities of $72,974 resulting in negative working capital of $68,468. The Company’s current assets consisted of cash and cash equivalents of $4,506.  The Company’s current liabilities at March 31, 2012 consisted of accounts payable and accrued expenses of $42,076, deferred revenue of $25,353 and deferred rent obligations of $5,545.

For the three months ended March 31, 2012, we mainly used funds from operations to support operations.  Additional funds were obtained from exercise of employee options which raised $8,000.

The Company has taken efforts to reduce operating costs, but should our sales decline significantly, profits will decline and additional funds will be required and the Company can provide no guarantee that the funds will be realized.

Net cash used by operations for the three months ended March 31, 2012 was $3,899 as compared to the net cash used by operations of $9,812 for the same period ended March 31, 2011.

Net cash used in investing activities in the three months ended March 31, 2012was $0 compared to $1,200 for the same prior year period.

Net cash provided by financing activities during the three months ended March 31, 2012 was $8,000 as compared to $400 net cash provided by for financing activities for the same prior year period ended. All proceeds in 2012 came from the options exercised by officers.

From April 2012 to August 2012 the Company raised $34,000 in cash by issuing 34,000 shares of its common stock.

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

Management has determined that there were material weaknesses in our internal controls as of March 31, 2012. A material weakness in the Company’s internal controls exists in that, beyond the Company’s Chief Financial Officer there is a limited financial background amongst other executive officers or the board of directors. This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S.GAAP. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of the material weaknesses described above, our management concluded that as of March 31, 2012, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

Changes in Internal Control

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the Quarter ended March 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the 2012 Quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2012.

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

iGenii Inc

Dated: August 21, 2012

	By:	/s/ Ross Lavnikevich
	Name:	Ross Lavnikevich
	Title:	President, Chief Executive Officer, and Director (Principal Executive Officer)

	By:	/s/ Rafael Abdurachmanov
	Name:	Rafael Abdurachmanov
	Title:	Chief Financial Officer, and Director (Principal Financial and Accounting Officer)