Form 10-Q
period 2012-06-30
iGenii, Inc.
filed 2012-09-28
CIK 1441573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2012

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
Yes ☐ No ☒

As of September 27, 2012, 9,380,000 shares of common stock, par value $0.001 per share, were outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

iGENII, INC.
FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2012

iGENII, INC.
BALANCE SHEETS

	June 30, 2012	Dec. 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$821	$405

Total Current Assets	821	405

Equipment , net	4,451	6,584
Intangibles, net	22,000	22,000
Security deposit	5,600	5,600

Total Assets	$32,872	$34,589

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Deferred revenue	$21,184	$38,178
Deferred rent obligation	5,545	5,545
Accounts payable and accrued expenses	51,066	58,770

Total Current Liabilities	77,795	102,493

Stockholders’ Equity

Preferred stock, 5,000,000 shares authorized	-	-
Common stock, $.001 par value, 95,000,000 shares authorized, 9,354,000 and 9,331,000 issued and outstanding, respectively	9,354	9,331
Additional paid in capital	384,398	361,420
Accumulated deficit	(438,675)	(438,655)

Total Stockholders’ Equity	(44,923)	(67,904)

Total Liabilities and Stockholders’ Equity	$32,872	$34,589

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30

	2012	2011
Sales	$331,978	$344,622
Selling, general and administrative expenses	331,997	478,869
Income (loss) from operations	(19)	(134,247)

Net income (loss)	$(19)	$(134,247)
Net income per common share
Basic and diluted	$(.00)	(.01)
Weighted average common shares outstanding
Basic and diluted	9,340,429	9,303,600

iGENII, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30

	2012	2011
Sales	$142,091	$180,019
Selling, general and administrative expenses	166,664	195,414
Income (loss) from operations	(24,573)	(15,395)

Net income (loss)	$(24,573)	$(15,395)

Net income per common share
Basic and diluted	$(.00)	(.00)
Weighted average common shares outstanding
Basic and diluted	9,346,560	9,312,000

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDING JUNE 30

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(19)		$(134,247)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,133		3,125
Stock based compensation	-		106,400
Security deposit	-		(3,600)

Increase / (decrease) in current liabilities:

Deferred revenue	(16,995)		-
Accounts payable	(7,704)		13,763

Total Adjustments	(22,565)		119,688

Net cash provided/(used) by operating activities	(22,584)		(14,559)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	-		(1,200)
Purchase of infinite life intangibles
Net cash used by investing activities	-		(1,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	9,000		400
Proceeds from exercise of employee options	14,000		-
Net cash provided by financing activities	23,000		400

Net change in cash and cash equivalents	416		(15,359)
Cash and cash equivalents, beginning balance	405		21,796
Cash and cash equivalents, ending balance	$821	$	,437

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$-		$-

Interest payments	$-		$-

The accompanying notes are an integral part of these financial statements.

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012

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

Interim Condensed Financial Statements

The condensed financial statements as of June 30, 2012 and for the year ended December 31, 2011 are unaudited. In the opinion of management, such condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the financial position and the results of operations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The interim condensed financial statements should be read in conjunction with the audited financial statements for the year end December 31, 2011 appearing in Form 10K filed on July 9, 2012.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2012, the Company has accumulated losses of $438,675. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is giving its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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
JUNE 30, 2012

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

Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Set up fees are treated as deferred revenues, and are amortized over the original contract period or fully written off once service agreement is cancelled.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product.  The Company expenses all advertising costs as incurred. For the three and six months ended June 30, 2012 and 2011, advertising expenses were $250 and $1,375,and  $250 and $5,955 respectively.

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

Earnings (Loss) Per Share

In accordance with ASC 260, basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed similarly to basic net loss per share, except that the denominator is increased to include all potential dilutive common shares, including outstanding options. Potentially dilutive common shares have been excluded from the diluted loss per common share computation for the three and six month ended June 30, 2012 and 2011 because such securities have an anti-dilutive effect on loss per share due to the Company’s net loss.

The following table sets forth a reconciliation of the number of shares used in the basic and diluted EPS computation for the three and six months ended June 30, 2012 and 2011:

	Three Months		Six Months
	June 30, 2012	June 30, 2011	June 30, 2012	June 30,2011

Weighted average common shares outstanding	9,346,560	9,132,000	9,334,429	9,303,600
Dilutive securities - Options		-	-	-
Diluted average common stock equivalents outstanding	9,346,560	9,132,000	9,334,429	9,303,600

The following table sets forth the number of potential shares of common stock that have been excluded from diluted earnings per share because their effect was anti-dilutive (in thousands):

	June 30, 2012	June 30,2011
Outstanding stock options	57,000	90,000

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

Intangibles (Continued)

	6/30/2012	12/31/2011
Telephone numbers	22,000	22,000
Website and Trademarks	5,950	5,950

Accumulated amortization	(5,950)	(5,950)

Totals	22,000	22,000

Company fully amortized all company’s finite life intangible assets on the books as of June 30, 2012 and December 31, 2011.

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

Note 3 – COMMITMENTS

On January 6, 2011 the Company signed new leases which commenced February 15, 2011 and expires February 2016. Rent expenses were $9,000 and $5,600, and $17,600 and $10,475 for the three and six months ended June 30, 2012 and 2011, respectively.

Minimum lease commitments are as follows:

2012	$24,200
2013	$36,990
2014	$38,100
2015	$39,241
2016	$3,278

iGENII, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012

Note 4 – INCOME TAXES
The Company, through its operations in the United States had incurred net accumulated operating losses of approximately $433,811as of June 30, 2012 for income tax purposes. However, a valuation allowance has been created to the extent of the amount of the deferred tax asset of approximately $136,000 due to uncertainty of its realization.

Note 5 – PROPERTY, PLANT & EQUIPMENT
Computer equipment depreciated over 5 years using straight line method.

	6/30/2012	12/31/2011

Computer Equipment	$21,330	$21,330

Accumulated Depreciation	(16,879)	(14,746)
Total	$4,451	$6,584

Depreciation expenses were $1,066 and $1,066, and $2,133 and $3,125 for the three and six months ended June 30, 2012 and 2011, respectively.

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

On February 22, 2011, the board granted 90,000 options of the Company’s stock to various officers and directors of the Company at an exercise price of $1.00 which vest immediately.  In fourth quarter of 2011 Officers and Directors, exercised 19,000 options for the aggregate consideration of $19,000. The Company recorded stock base compensation expense of $90,000 during six months ended June 30, 2011.

During the three months ended June 30, 2012 officer and director exercised 6,000 options for the aggregate consideration of $6,000.  In addition during the three months ended June 30, 2012 officer and director purchased 9,000 of common shares for the aggregate consideration of $9,000

Note 7 – RELATED PARTY TRANSACTIONS

For the three and six months ending June 30, 2012 and 2011 the Company paid $0 and $8,950, and $1,277 and $17,898 commissions to its officers, respectively.

Note 8 – SUBSEQUENT EVENTS
From July 1, 2012 through September 27, 2012 The Company issued 26,000 shares of Company stock for cash proceeds of $26,000 dollars.

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
The weighted-average fair value per share of the options granted during first quarter of 2011 was estimated on the date of grant using the Black-Scholes-Merton option pricing model; the following assumptions were used to estimate the fair value of the options at grant date based on the following:

	June 30,
	2012	2011
Risk-Free interest rate	-	3.37%
Expected dividend yield	-	-
Expected stock price volatility	-	298%
Expected life		10 years
Weighted average fair value of options granted	$-	$1.00

	Number Of Options Available	Number Of Options Outstanding	Weighted average remaining contractual Term	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable
Balance December 31, 2011	4,910,000	71,000	9 years	$1.00	$0	71,000
Exercised options		8,000	-
Vested and exercisable options			-		$0	63,000
Balance March 31, 2012	4,910,000	63,000	8.75 years	$1.00	$0	63,000
Exercised options		6,000	-
Vested and exercisable options			-		$0	57,000
Balance June 30, 2012	4,910,000	57,000	8.5 years	$1.00	$0	57,000

Item 2.	Management’s Discussion and Analysis or Plan of Operations.
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

Employees
We have 7 full time employees.

Results of Operations
During the fiscal quarter ended June 30, 2012, the Company’s net sales were $142,091 and a 21% decrease from net sales of $180,019in the fiscal quarter ended June 30, 2011 due the drop in number of overall sales. For the six months ended June 30, 2012, the Company’s net sales were $336,842 and a 2% decrease from net sales of $344,622 in the six month ended June 30, 2011 due the drop in number of overall sales.

 The selling, general and administrative expenses amounted to $166,664 for the three months ended June 30, 2012 compared to $195,414 during 2nd quarter of 2011, which is equal to $28,750 or 15% decrease.  The selling, general and administrative expenses amounted to $331,997 for the six months ended June 30, 2012 compared to $478,869 during first six months of 2011, which is equal to $146,872 or 31% decrease. The decrease in the selling, general and administrative expenses was attributed mainly to decrease in sales force.

 Net loss for the three months ended June 30, 2012 was $24,573 compared to a net loss of $15,395in the corresponding quarter of 2011.  For the six month ended June 30, 2012 and 2011 the Company had net loss of $19 and net loss of $134,247 respectively.

The Company had an accumulated loss of $438,675, a significant portion of which is attributed to sales and development expenses, stock option expenses as well as, the result of professional services in connection with the filing of our Registration Statement, which was filed with the Securities and Exchange Commission on July 18, 2008.

Liquidity and Capital Resources
At June 30, 2012 the Company had total current assets of $821 and total current liabilities of $77,795 resulting in negative working capital of $76,974. The Company’s current assets consisted of cash and cash equivalents of $821.  The Company’s current liabilities at June 30, 2012 consisted of accounts payable and accrued expenses of $51,066, deferred revenue of $21,184 and deferred rent obligations of $5,545.

For the six months ended June 30, 2012, we mainly used funds from operations to support operations.  Additional funds were obtained from sale of common shares and exercise of employee options which raised $23,000.

The Company has taken efforts to reduce operating costs, but should our sales decline significantly, profits will decline and additional funds will be required and the Company can provide no guarantee that the funds will be realized.

Net cash used by operations for the six months ended June 30, 2012 was $22,584 as compared to the net cash used by operations of $14,559 for the same period ended June 30, 2011.

Net cash used in investing activities was $0 and $1,200 for the six months ended June 30, 2012 and 2011, respectively.

Net cash provided by financing activities during the six months ended June 30, 2012 was $23,000 as compared to $400 cash provided by for financing activities for the same prior year period ended. All proceeds in 2012 came from the sale of common shares and options exercised by officers.

From July 2012 to September 2012 the Company raised $26,000 in cash by issuing 26,000 shares of its common stock.

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

Management has determined that there were material weaknesses in our internal controls as of June 30, 2012. A material weakness in the Company’s internal controls exists in that, beyond the Company’s Chief Financial Officer there is a limited financial background amongst other executive officers or the board of directors. This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S.GAAP. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of the material weaknesses described above, our management concluded that as of June 30, 2012, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

Changes in Internal Control

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the Quarter ended June 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the 2012 Quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

iGenii Inc

Dated: September 27, 2012

	By:	/s/ Ross Lavnikevich
	Name:	Ross Lavnikevich
	Title:	President, Chief Executive Officer, and Director (Principal Executive Officer)

	By:	/s/ Rafael Abdurachmanov
	Name:	Rafael Abdurachmanov
	Title:	Chief Financial Officer, and Director (Principal Financial and Accounting Officer)